Form 10QSB
period 1998-03-31
OPTIMUM SOURCE INTERNATIONAL LTD
filed 1998-05-20
CIK 1056256

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                                          SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:         March 31, 1998
                                            -----------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

             For the transition period from                to
                    Commission file number              0-23825

                       Optimum Source International, Ltd.
                     (Exact name of small business issuer as
                            specified in its charter)

          Nevada                                                  86-0674322
(State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)

              10612 North Sundown Drive, Scottsdale, Arizona 85260
                    (Address of principal executive offices)

                                 (602) 951-6828
                            Issuer's telephone number


(Former name, former address and former fiscal year, if changed since last report.)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 31, 1998 8,357,210

     Transitional Small Business Disclosure Format (check one). Yes  ; No X

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                     (Formerly a Development Stage Company)
                                  BALANCE SHEET


                                                    (Unaudited)
                                                      March 31,   December 31,
                                                    -----------   -----------
ASSETS ...........................................      1998          1997
                                                    -----------   -----------
Current Assets
  Inventory ......................................  $      --     $    14,013
  Accounts Receivable ............................       20,545          --
  Prepaid Expense ................................         --          10,000
                                                    -----------   -----------

     Total Current Assets ........................       20,545        24,013
                                                    -----------   -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Accounts Payable ...............................       11,255         2,455
  Accrued Liabilities ............................       13,813         8,455
  Loans from Shareholder .........................       54,580        54,580
                                                    -----------   -----------

     Total Liabilities ...........................       79,648        65,490
                                                    -----------   -----------

Stockholders' Equity
  Common Stock, authorized 50,000,000
    shares of $.001 par value,
    issued and outstanding 8,357,210 .............        8,357         8,357
  Additional Paid in Capital .....................       87,173        87,173
  Retained Deficit ...............................      (65,022)      (65,022)
  Deficit Accumulated During the
    Development Stage ............................      (88,500)      (70,874)
  Less: Treasury Stock
    59,738 shares at Cost ........................       (1,111)       (1,111)
                                                    -----------   -----------

     Total Stockholders' Equity (Deficit) ........      (59,103)      (41,477)
                                                    -----------   -----------

     Total Liabilities and Stockholders' Equity ..  $    20,545   $    24,013
                                                    ===========   ===========







   The accompanying notes are an integral part of these financial statements.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                     (Formerly a Development Stage Company)
                                STATEMENT OF LOSS
                                   (Unaudited)





                                                        For the Three Months
                                                          Ended March 31,
                                                 ------------------------------
                                                      1998              1997
                                                 -----------        -----------
Revenue:
  Sales ..................................       $    45,905        $      --
  Cost of Sales ..........................            14,013               --
                                                 -----------        -----------

Gross Margin .............................            31,892               --

Expenses
  General and Administrative .............            44,060                638
                                                 -----------        -----------

Operating Loss ...........................           (12,168)              (638)
                                                 -----------        -----------

Other Expenses
  Other Expense - Interest ...............             5,458              1,427
                                                 -----------        -----------

Loss Before Taxes ........................           (17,626)
Income Tax ...............................              --                 --

Net  Loss ................................       $   (17,626)       $    (2,065)
                                                 ===========        ===========

Weighted Average Shares
  Outstanding ............................         8,297,472          8,297,472
                                                 ===========        ===========

Loss Per Share ...........................       $      --          $      --
                                                 ===========        ===========













   The accompanying notes are an integral part of these financial statements.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                     (Formerly a Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                          For the Three Months
                                                             Ended March 31,
                                                          ---------------------
                                                            1998          1997
                                                          --------      -------
Cash Flows from Operating Activities:
Net cash used in operating activities ...............     $   --        $  --
                                                          --------      -------

Cash Flows from Investing Activities:
Net cash used by investing activities ...............         --           --
                                                          --------      -------

Cash Flows From Financing Activities:
Loans from shareholder ..............................         --           --
                                                          --------      -------
Net Cash Provided by Financing  Activities ..........         --           --
                                                          --------      -------

Net Increase (Decrease) in Cash  and
  Cash Equivalents ..................................         --           --
Cash and Cash Equivalents at
  Beginning of the Year .............................         --           --
                                                          --------      -------
Cash and Cash Equivalents at
  End of the Year ...................................     $   --        $  --
                                                          ========      =======

Reconciliation of Net Loss to Cash Used
by Operating Activities
Net loss ............................................     $(17,626)     $(2,065)
Changes in Assets and Liabilities
Amortization ........................................         --           --
Increase in accounts receivable .....................      (20,545)        --
Increase (decrease) in inventory ....................       14,013         --
Increase (decrease) in prepaid expense ..............       10,000         --
Increase in accounts payable ........................        8,800         --
Increase in accrued expenses ........................        5,358        2,065
                                                          --------      -------
Net Cash Used by Operating Activities ...............     $   --        $  --
                                                          ========      =======

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

Interest ............................................     $   --        $  --
Income Taxes ........................................     $    100      $  --



   The accompanying notes are an integral part of these financial statements.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (Unaudited)

1.  Interim Reporting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.


Item 2.  Management's Discussion and Analysis or Plan of Operation.

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-SB for the year ended December 31, 1997.

Results of Operations - From 1984 to 1986, the Company attempted to manufacture, distribute and sell chemical products for the purification of water. This business activity was abandoned. From 1986 to 1990, the Company attempted to acquire interests in various business opportunities, all attempts were abandoned. The Company was inactive from 1990 to 1992. The Company was in the development stage from December 31, 1992 through December 31, 1997.

Liquidity and Capital Resources

The Company requires working capital principally to fund its current operations. From time to time in the past the Company has relied on short-term borrowing and the issuance of restricted common stock to fund current operations. There are no formal commitments from banks or other lending sources for lines of credit or similar short-term borrowing, but the Company has been able to borrow any additional working capital that has been required. From time to time in the past, required short-term borrowing have been obtained from a principal shareholder or other related entities.

The Company may be required to supplement its available cash and other liquid assets with proceeds from borrowing, the sale of additional securities, or other sources. There can be no assurance that any such required additional funding will be available or, if available, that it can be obtained on terms favorable to the Company.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

       None.

Item 2.  Changes in Securities

       None.

Item 3.  Defaults Upon Senior Securities

       None.

Item 4.  Submission of Matters to a Vote of Security Holders.

       None.

Item 5.  Other Information

       None.

Item 6.  Exhibits and Reports on Form 8-K

   None

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                                  (Registrant)





DATE:           May 19, 1998



By:  /s/ James O'Brien, President
    -----------------------------
         James O'Brien, President
        (Principal financial and Accounting Officer)