Form 10QSB
period 1998-06-30
OPTIMUM SOURCE INTERNATIONAL LTD
filed 1998-08-19
CIK 1056256

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:           June 30, 1998
                                            ----------------------------------

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

                                 (602) 951-6828
                            Issuer's telephone number


     (Former name, former address and former fiscal year, if changed since last report.)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes      No
                                                  ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: August 14, 1998 8,357,210

     Transitional Small Business Disclosure Format (check one). Yes    ; No X
                                                                   ---     ---

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                     (Formerly a Development Stage Company)
                                  BALANCE SHEET


                                                   (Unaudited)
                                                     June 30,      December 31,
                                                  -------------   -------------
ASSETS                                                 1998            1997
------                                            -------------   -------------
Current Assets

  Inventory ....................................  $        --     $      14,013
  Accounts Receivable ..........................         20,545            --
  Prepaid Expense ..............................           --            10,000
                                                  -------------   -------------
     Total Current Assets ......................         20,545          24,013
                                                  -------------   -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities
  Accounts Payable .............................         16,750           2,455
  Accrued Liabilities ..........................         19,271           8,455
  Loans from Shareholder .......................         54,580          54,580
                                                  -------------   -------------
     Total Liabilities .........................         90,601          65,490
                                                  -------------   -------------

Stockholders' Equity
  Common Stock, authorized 50,000,000 shares of
    $.001 par value, issued and outstanding
    8,357,210 ..................................          8,357           8,357
  Additional Paid in Capital ...................         87,173          87,173
  Retained Deficit .............................        (65,022)        (65,022)
  Deficit Accumulated During the
    Development Stage ..........................        (99,453)        (70,874)
  Less: Treasury Stock
    59,738 shares at Cost ......................         (1,111)         (1,111)
                                                  -------------   -------------
     Total Stockholders' Equity (Deficit) ......        (70,056)        (41,477)
                                                  -------------   -------------

     Total Liabilities and Stockholders' Equity   $      20,545   $      24,013
                                                  =============   =============







   The accompanying notes are an integral part of these financial statements.



                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                     (Formerly a Development Stage Company)
                                STATEMENT OF LOSS
                                   (Unaudited)




                                For the Three Months          For the Six Months
                                    Ended June 30,              Ended June 30,
                              -------------------------   -------------------------
                                  1998          1997         1998           1997
                              -----------   -----------   -----------   -----------
Revenue:
  Sales ....................  $      --     $      --     $    45,905   $      --
  Cost of Sales ............         --            --          14,013          --
                              -----------   -----------   -----------   -----------

Gross Margin ...............         --            --          31,892          --

Expenses
  General and Administrative        5,495           590        49,555         1,228
                              -----------   -----------   -----------   -----------

Operating Loss .............       (5,495)         (590)      (17,663)       (1,228)
                              -----------   -----------   -----------   -----------

Other Expenses
  Other Expense - Interest .        5,458         1,426        10,916         2,853
                              -----------   -----------   -----------   -----------

Loss Before Taxes ..........      (10,953)       (1,426)      (28,579)       (2,853)
Income Tax .................         --            --            --            --

Net  Loss ..................  $   (10,953)  $    (2,016)  $   (28,579)  $    (4,081)
                              ===========   ===========   ===========   ===========

Weighted Average Shares
  Outstanding ..............    8,297,472     8,297,472     8,297,472     8,297,472
                              ===========   ===========   ===========   ===========

Loss Per Share .............  $      --     $      --     $      --     $      --
                              ===========   ===========   ===========   ===========













   The accompanying notes are an integral part of these financial statements.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                     (Formerly a Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                            For the Six Months
                                                              Ended June 30,
                                                          ---------------------
                                                            1998          1997
                                                          --------      -------

Cash Flows from Operating Activities:
Net cash used in operating activities ...............     $   --        $  --
                                                          --------      -------

Cash Flows from Investing Activities:
Net cash used by investing activities ...............         --           --
                                                          --------      -------

Cash Flows From Financing Activities:
Loans from shareholder ..............................         --           --
                                                          --------      -------
Net Cash Provided by Financing  Activities ..........         --
                                                          --------      -------

Net Increase (Decrease) in Cash  and
  Cash Equivalents ..................................         --           --
Cash and Cash Equivalents at
  Beginning of the Year .............................         --           --
                                                          --------      -------
Cash and Cash Equivalents at
  End of the Year ...................................     $   --        $  --
                                                          ========      =======

Reconciliation of Net Loss to Cash Used
by Operating Activities
Net loss ............................................     $(28,579)     $(2,065)
Changes in Assets and Liabilities
Amortization ........................................         --           --
Increase in accounts receivable .....................      (20,545)        --
Increase (decrease) in inventory ....................       14,013         --
Increase (decrease) in prepaid expense ..............       10,000         --
Increase in accounts payable ........................       14,295         --
Increase in accrued expenses ........................       10,816        2,065
                                                          --------      -------
Net Cash Used by Operating Activities ...............     $   --        $  --
                                                          ========      =======

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

Interest ............................................     $   --        $  --
Income Taxes ........................................     $    100      $  --



   The accompanying notes are an integral part of these financial statements.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1998
                                   (Unaudited)

1.  Interim Reporting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.


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



                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                                  (Registrant)





DATE:         August 17, 1998



By:    /S/ James O'Brien
     ------------------------
     James O'Brien, President
     (Principal financial and Accounting Officer)