Form 10QSB
period 1998-09-30
OPTIMUM SOURCE INTERNATIONAL LTD
filed 1999-05-17
CIK 1056256

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:        September 30, 1998
                                            -----------------------------------

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

                3539 Ocean View Blvd., Glendale, California 91208
                    (Address of principal executive offices)

                                 (818) 957-1414
                            Issuer's telephone number

                     10612 North Sundown Drive, Scottsdale,
              Arizona 85260 (Former name, former address and former
                   fiscal year, if changed since last report.)

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 1,654,051 as of May 5, 1999

           Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                     (Formerly a Development Stage Company)
                                  BALANCE SHEET


                                                      (Unaudited)
                                                      September 30, December 31,
                                                         ---------    ---------
ASSETS                                                     1998         1997
------
                                                         ---------    ---------
Current Assets
  Inventory ..........................................   $  50,000    $    --
  Accounts Receivable ................................        --         14,013
  Prepaid Expense ....................................      10,000
                                                         ---------    ---------

     Total Current Assets ............................      50,000       24,013
                                                         ---------    ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Accounts Payable - Trade Dollars ...................      50,000         --
  Accounts Payable ...................................      17,841        2,455
  Accrued Liabilities ................................        --          8,455
  Loans from Shareholder .............................      83,306       54,580
                                                         ---------    ---------

     Total Liabilities ...............................     151,147       65,490
                                                         ---------    ---------

Stockholders' Equity
  Common Stock, authorized 50,000,000 shares of
    $.001 par value, issued and outstanding 1,654,051        1,654        1,654
  Additional Paid in Capital .........................      93,876       93,876
  Retained Deficit ...................................    (195,566)    (135,896)
  Less: Treasury Stock 59,738 shares at Cost .........      (1,111)      (1,111)
                                                         ---------    ---------

     Total Stockholders' Equity (Deficit) ............    (101,147)     (41,477)
                                                         ---------    ---------

     Total Liabilities and Stockholders' Equity ......   $  50,000    $  24,013
                                                         =========    =========









   The accompanying notes are an integral part of these financial statements.



                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                     (Formerly a Development Stage Company)
                                STATEMENT OF LOSS
                                   (Unaudited)





                                 For the Three Months           For the Nine Months
                                  Ended September 30,            Ended September 30,
                               --------------------------    --------------------------
                                   1998           1997          1998            1997
                               -----------    -----------    -----------    -----------
Revenue:
  Sales ....................   $      --      $      --      $    45,905    $      --
  Cost of Sales ............          --             --           14,013           --
                               -----------    -----------    -----------    -----------

Gross Margin ...............          --             --           31,892           --

Expenses
  General and Administrative        30,500            614         80,055          1,842
                               -----------    -----------    -----------    -----------


Operating Loss .............       (30,500)          (614)       (48,163)        (1,842)
                                                                            -----------

                               -----------    -----------    -----------    -----------

Other Expenses
  Other Expense - Interest .           591          1,427         11,507          4,280
                               -----------    -----------    -----------    -----------

Loss Before Taxes ..........       (31,091)        (2,041)       (59,670)        (6,122)
Income Tax .................          --             --             --             --

Net  Loss ..................   $   (31,091)   $    (2,041)   $   (59,670)   $    (6,122)
                               ===========    ===========    ===========    ===========

Weighted Average Shares
  Outstanding ..............     1,654,051      1,654,051      1,654,051      1,654,051
                               ===========    ===========    ===========    ===========

Loss Per Share .............   $      (.02)   $      --      $      (.04)   $      --
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

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                     (Formerly a Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                           For the Nine Months
                                                           Ended September 30,
                                                         ----------------------
                                                           1998          1997
                                                         --------      --------

Cash Flows from Operating Activities:
Net cash used in operating activities ..............     $(28,726)     $   --
                                                         --------      --------

Cash Flows from Investing Activities:
Net cash used by investing activities ..............         --            --
                                                         --------      --------

Cash Flows From Financing Activities:
Loans from shareholder .............................       28,726          --
                                                         --------      --------
Net Cash Provided by Financing  Activities .........       28,726          --
                                                         --------      --------

Net Increase (Decrease) in Cash  and
  Cash Equivalents .................................         --            --
Cash and Cash Equivalents at
  Beginning of the Year ............................         --            --
                                                         --------      --------
Cash and Cash Equivalents at
  End of the Year ..................................     $   --        $   --
                                                         ========      ========

Reconciliation of Net Loss to Cash Used
by Operating Activities
Net loss ...........................................     $(59,670)     $ (6,195)
Changes in Assets and Liabilities
                                                                       --------
Increase in accounts receivable ....................         --            --
Increase (decrease) in inventory ...................      (35,987)         --
Increase (decrease) in prepaid expense .............       10,000          --
Increase in accounts payable .......................       15,386         1,840
Increase in trade dollars payable ..................       50,000          --
Increase in accrued expenses .......................       (8,455)        4,355
                                                         --------      --------
Net Cash Used by Operating Activities ..............     $   --        $   --
                                                         ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

Interest ...........................................     $   --        $   --
Income Taxes .......................................     $   --        $    100



   The accompanying notes are an integral part of these financial statements.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED September 30, 1998
                                   (Unaudited)

1.  Interim Reporting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month and nine month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.


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



                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                                  (Registrant)





DATE:   May 17, 1999



By:    /S/
       James O'Brien, President
       (Principal financial and Accounting Officer)