Form 10KSB
period 1998-12-31
OPTIMUM SOURCE INTERNATIONAL LTD
filed 1999-05-17
CIK 1056256

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB



(Mark One)
 [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: December 31, 1998

                                       or

 [  ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from To


                         Commission file number 0-23825

                       Optimum Source International, Ltd.
                 (Name of small business issuer in its charter)

          Nevada                                                86-0674322
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                                Identification No.)

                        3539 Ocean View Blvd., Glendale,
                     California 91208 (Address of principal
                          executive offices) (Zip code)


Issuer's telephone number                      (818) 957-1414

Securities registered under Section 12(b) of the Act: NONE
Securities registered under Section 12(g) of the Act:


                          Common Stock Par Value $0.001
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                                                 Total pages: 18
                                                          Exhibit Index Page: 16

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year. $45,905

     As of March 31, 1999, there were 1,654,051 shares of the Registrant's common stock, par value $0.001, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $327,026 computed at the estimated average bid and asked price as of March 31, 1999.


                       DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"): NONE

     Transitional Small Business Disclosure Format (check one): Yes ; NO X

                                TABLE OF CONTENTS


Item Number and Caption                                                     Page

PART I

Item 1.     Description of Business............................................4

Item 2.     Description of Property............................................9

Item 3.     Legal Proceedings..................................................9

Item 4.     Submission of Matters to a Vote of Security Holders................9


PART II

Item 5.     Market for Common Equity and Related Stockholder Matters...........9

Item 6.     Management's Discussion and Analysis or Plan of Operations........10

Item 7.     Financial Statements..............................................13

Item 8.     Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure..............................................13

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act.................13

Item 10.    Executive Compensation............................................14

Item 11.    Security Ownership of Certain Beneficial Owners and Management....15

Item 12.    Certain Relationships and Related Transactions....................15

Item 13.    Exhibits and Reports on Form 8-K..................................16

                                     PART I


                         ITEM 1 DESCRIPTION OF BUSINESS



General

     The Company was first incorporated in the State of Utah on October 24, 1984 as A.R.M. Chemical Company, Inc. On November 13, 1984, the name of the Corporation was changed to E.R.M. Chemical Company, Inc. From 1984 to 1986, the Company attempted to manufacture, distribute and sell chemical products for the purification of water. This business activity was abandoned. On September 1, 1988 the Company changed its name to M.P.V. On September 7, 1989, the name of the Company was changed to Optimum Source International. The Company completed a plan of reorganization on October 20, 1989 pursuant to which the assets and corresponding liabilities of LomaCycle, Inc. were spun off to the former shareholders of that corporation before it became a wholly-owned subsidiary of M.P.V., Inc. From 1986 to 1990, the Company attempted to acquire interests in various business opportunities, all attempts were abandoned. On June 29, 1990, the domicile of the Company was changed to Nevada and the name of the Company was changed to Optimum Source International, Ltd. The Company was inactive from 1990 to 1992. The Company was in the development stage from December 31, 1992 through December 31, 1997.

Principal products or services and their markets

     The Company's primary mission is Barter/Counter-trade and its proprietary interactive services both Domestic and International and encompassing the liquidation & auction industries globally.

     Optimum Source International Ltd., (OSI) is poised with products and services for individuals, entrepreneurs, and companies of all sizes that are desirous of learning or enhancing their bartering, trading and countertrading skills. Products are developed to fully integrate with each other or may be used as stand alone products. All products and services are currently offered on the internet, and through selected channels of distribution.

     Barter, Exchange, Swap, Trade and Countertrade are rapidly becoming the method of choice for individuals, companies and governments for acquiring what they want or need as it eliminates the constant monetary change. It is an industry that has reached sales of $100 billion dollars plus worldwide and is growing at an incredible annual rate of 20%. The industry though, has lagged in automating. OSI has focused its efforts on providing solutions for bringing traders together worldwide. OSI is a provider of surplus consumer goods through its international suppliers inventories that are owned by OSI and associates are accessible 24 hours a day via OSI's private network. OSI has developed the forum for buyers and sellers to locate one another and conduct business using the latest networking technologies.

     Current products including:

CABLE VIEW

     A membership network for companies dealing with premiums, auctions, small retail dealers, overseas buyers, and corporate users. Members may obtain additional inventories for non- dealer/members in their areas (with their prior approval), enter their inventories, and charge a small exchange fee. As a member in CABLE VIEW, a company has many different close-out and liquidation inventories at their finger-tips, 24 hours a day. The services offered by CABLE VIEW are listed below:

E-MAIL - SEARCH - FORUMS - CLASSIFIED ADS

CABLE VIEW is available and is being introduced to the Close-Out industry throughout the world. This private communication network which the Company created has the capability of handling thousands of calls, 24 hours a day, and allows members to display, manipulate, extract and exchange information.

WHAT 'CHA GOT AUCTION SERVICES

     What "Cha Got is a network of auctioning services implemented to provide a distribution system for selling consumer goods to end users and dealers. OSI provides complete federally bonded auctioning services. All segments of operations are controlled by OSI from its corporate headquarters in Glendale, California. Constant communication between all entities are maintained via computer. Satellite auction sites provide additional sales outlets of consumer goods flowing to cash buyers nationwide.

COUNTERTRADE/BARTER

     Countertrade associations are forming in ever increasing numbers. The recent world trade agreements open up more opportunities for an already expanding countertrade industry. A Barter, Exchange, Swap, Trade arrangement enables a company to exchange finished goods for raw material at a fair price, in lieu of liquidating inventories at a drastic loss. OSI provides these services, greatly enhancing the Barter, Exchange, Swap, Trade industry, and establishing OSI as a world-wide countertrade resource leader.

     Potential negative impact of a participant in a countertrade/barter action can negatively impact the Company and its services. For example, the publicity resulting from a participant activities such as inappropriate claims and product representations by participants can make the sponsoring and retaining of participants more difficult, thereby negatively impacting sales. Furthermore, the Company's business and results of operations could be adversely affected if the Company terminates a significant number of participants or certain participants who play a key role in the Company's distribution system. There can be no assurance that these or other participant actions will not have a material adverse effect on the Company or results of operations.

Distribution

     The infrastructure for all of OSI's operations is its own Interactive Communications Information Exchange Network. This network allows for the streamlining of OSI's corporate operations by minimizing paper work. It provides both buyers and sellers of surplus goods the arena in which to identify and negotiate transactions. It also provides the interface to wide area networks, i.e., Internet, Microsoft's "MSN" Network, and various public and private databases, i.e., real estate, import/export, associations, and corporations. The Company has developed the first application software for traders worldwide, "Traders ToolTM". This software automates all aspects of trade/barter/countertrade, including currency conversions and inventory tracking. Displays also indicate reminders for expiration dates of scrip or services. Traders ToolTM interfaces with Excel for tracking trade transactions, as well as providing statistics, reports and spreadsheets. Traders ToolTM also has specialty modules, i.e., real estate, gems, and consumer items. Upon request, Traders ToolTM automatically dials and connects to outside databases for specific goods information. Traders ToolTM is the only product of its kind available to the Barter, Exchange, Swap, Trade industry at all levels, from novice to expert. The Company's focus is automating the liquidation and barter industry. A network of independent representatives develop sales and marketing, introduce new services and products, and expand distribution of products while pursuing strategic alliance worldwide.

Competition

     Competition in the barter, trading and counter trading industry is vigorous, characterized by a relatively large number of companies (estimated at approximately 1,500), most of which have relatively small sales. Industry sources estimate that there are less than 100 companies in the industry that have annual sales of $2 million or more. Since only one of these companies in this industry is public and the rest are privately held, little reliable financial data is available. Many of the companies have established reputations for successfully developing and marketing barter, trading and countertrading services, with a variety of well-established marketing outlets. Many of such companies have greater financial, managerial, and technical resources than OSI. Principal competitors include members of the International Reciprocal Trade Association, and members of the National Association of Trade Exchanges.

     The Company competes by emphasizing the value and premium quality of the Company's products and the convenience of the Company's distribution system. There can be no assurance that the Company's business and results of operations will not be affected materially by market conditions and competition in the future.

Sources and availability of raw material and the names of principal suppliers

     All the Company's products are currently produced by manufactures unaffiliated with the Company. The Company's profit margins and its ability to deliver products on a timely basis are dependent upon the ability of the Company's outside suppliers to supply products in a timely and cost efficient manner.

     The Company currently acquires products from suppliers that are considered by the Company to be the superior suppliers of such products. Due to the nature of the close out market the availability of products varies from day to day. There can be no assurance that the loss of a supplier would not have a material adverse effect on the Company's business and results of operations.

Dependence on one or a few major customers

     No customer accounts for more than 10% of sales.

Trademark and Patent Protection

     As a company selling products nationwide and internationally, OSI believes that establishing trade and service marks and copyrights for brand names and associated advertising and labeling materials is important in maintaining company and product identification and integrity. Accordingly, OSI is engaged on a continuing basis in developing brand names and such associated materials for its products, securing trade and service mark protection for such brand names and copyright protection for such associated material, policing its existing marks, and enforcing its legal rights in cases of potential infringement by third parties of its legally protected marks and copyrights. Notwithstanding these safeguards, it is possible for competitors of the Company to imitate its products. Furthermore, others may independently develop products similar or superior to those developed or planned by the Company. While the Company may obtain patents or trademarks with respect to certain of its products, the Company may not have sufficient resources to defend such patents; such patents may not afford all necessary protection and competitors may develop equivalent or superior products which may not infringe such patents.

Operating Losses.

     The Company has incurred net losses of $77,651 and $8,261 for the fiscal years ended December 31, 1998 and 1997, respectively. Such operating losses reflect developmental and other start-up activities. The Company expects to incur losses in the near future until profitability is achieved. The Company's operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications. There can be no assurance that the Company will achieve or sustain profitable operations or that it will be able to remain in business.

Future Capital Needs and Uncertainty of Additional Funding

     The Company was not in full operation during 1998 and thus, the revenues generated are not representative of those that are expected once full operating status has been achieved. Revenues are not yet sufficient to support the Company's operating expenses. However, the Company is cautiously optimistic that operating revenues will be adequate to meet operating expenses during the next year. Since the Company's formation, it has funded its operations and capital expenditures primarily through private placements of debt and equity securities. The Company will be required to seek additional financing in the future. There can be no assurance that such financing will be available at all or available on terms acceptable to the Company.

Government Regulation

     The Company's products currently do not require government approval. The Company is not aware of any existing or probable governmental regulations on the business.

Research and Development Activities

     For the years ended December 31, 1998 and 1997 there was no money allocated to research and development. Royalty agreements provided that the research and development expenses are to be paid by the royalty holder.

Employees

     As of March 31, 1999 the Company  had no full time  employees.  There are a
total  of  2  contract   employees   engaged  in  the  general   management  and
administration.

Risk of Low-priced Stocks

     Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act") impose sales practice and disclosure requirements on certain brokers and dealers who engage in certain transactions involving "a penny stock."

     Currently, the Company's Common Stock is considered a penny stock for purposes of the Exchange Act. The additional sales practice and disclosure requirements imposed on certain brokers and dealers could impede the sale of the Company's Common Stock in the secondary market. In addition, the market liquidity and price for the Company's securities may be adversely affected.

     Under the penny stock regulations, a broker or dealer selling penny stock to anyone other than an established customer or "accredited investor"' (generally, an individual with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker or dealer or the transaction is otherwise exempt. In addition, the penny stock regulations require the broker or dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission (the "SEC") relating to the penny stock market, unless the broker, or dealer, or the transaction is otherwise exempt. A broker, or dealer is also required to disclose commissions payable to the broker or dealer and the registered representative and current quotations for the Securities. In addition, a broker or dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

                         ITEM 2 DESCRIPTION OF PROPERTY



     The Company at this time has no properties. As of December 31, 1998, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.



                            ITEM 3 LEGAL PROCEEDINGS



     The Company is not engaged in any legal proceedings other than the ordinary routine litigation incidental to its business operations, which the Company does not believe, in the aggregate, will have a material adverse effect on the Company, or its operations.



                        ITEM 4 SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS



     No matters were subject to a vote of security holders during the year 1998.


                                     PART II


                       ITEM 5 MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS



MARKET INFORMATION

     The stock is traded over-the-counter on the NASDAQ Bulletin Board with the trading symbol "OSIN". The following high and low bid information was provided by PC Financial Network. The quotations provided reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                     1997:                  High                   Low
First Quarter                       $            1.750     $           1.500
Second Quarter                      $            0.938     $           0.480
Third Quarter                           (To the best knowledge of
                                         management, there was no trading
                                         of shares for the third quarter
                                         1997.)
Fourth Quarter                      $            0.250     $           0.250

                     1998:
First Quarter                            (To the best knowledge of
Second Quarter                            management, there was no trading
                                          of shares for the first and second
                                          quarter 1998.)
Third Quarter                       $            0.125     $           0.125
Fourth Quarter                      $            1.125     $           0.250


     The number of shareholders of record of the Company's common stock as of May 12, 1999 was approximately 259.

     The Company has not paid any cash dividends to date and does not anticipate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.



                       ITEM 6 MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OR PLAN OF OPERATIONS



General

The following discusses the financial position and results of operations of the Company.

Results of Operations

     From 1984 to 1986, the Company attempted to manufacture, distribute and sell chemical products for the purification of water. This business activity was abandoned. From 1986 to 1990, the Company attempted to acquire interests in various business opportunities, all attempts were abandoned. The Company was inactive from 1990 to 1992. The Company was in the development stage from December 31, 1992 through December 31, 1997. Accordingly, comparisons with prior periods are not meaningful.

Total Revenues - For the year ended December 31, 1998, the Company had total trade revenues of approximately $46,000.

Costs and Expenses - For the years ended December 31, 1998, the Company had a net loss of approximately $78,000. The net loss for 1998 is largely attributable to additional expenses incurred by startup companies. Given the limited operations which took place in 1998, any discussion of operating expenses as a percentage of sales would not be meaningful and might be misleading.

Liquidity and Capital Resources

     The Company requires working capital principally to fund its current operations. Generally the Company has adequate funds for its activities. There are no formal commitments from banks or other lending sources for lines of credit or similar short-term borrowing. It is anticipated that the current operations will expand and funds generated will exceed the Company's working capital requirements for the next year.

     The Company intends to seek an acquisition of a larger and potentially more profitable business. The Company intends to focus on opportunities to acquire new products or technologies in development as well as those currently being operated, including a complete operating business that has demonstrated long-term growth potential, strong marketing presence, and the basis for continuing profitability. The Company has not identified any specific target or possible acquisition. As the Company pursues its acquisition program, it will incur costs for ongoing general and administrative expenses as well as for identifying, investigating, and negotiating a possible acquisition.

     In order to complete any acquisition, the Company may be required to supplement its available cash and other liquid assets with proceeds from borrowings, the sale of additional securities, including the private placement of restricted stock and/or a public offering, or other sources. There can be no assurance that any such required additional funding will be available or favorable to the Company.

     Because management controls 59.83% of voting rights, management may actively negotiate or otherwise consent to the purchase of any portion of their common stock as a condition to or in connection with a proposed merger or acquisition. Furthermore, management could consent or approve any particular stock buy-out transaction without shareholder approval. In the event that an appropriate merger candidate is located, the Company may need to pay cash finder's fees or may issue securities (debt or equity) as a finders's fee. Finder's fees or other acquisition related compensation may be paid to officers, directors, promoters or their affiliates. Any such finder's fee paid to an officer, director, promoter, or affiliate may present a conflict of interest because of the non-arms length nature of such transaction. There are no such negotiations in progress or contemplated.

     There are no arrangements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs.

     The Company may be required to supplement its available cash and other liquid assets with proceeds from borrowing, the sale of additional securities, or other sources. There can be no assurance that any such required additional funding will be available or, if available, that it can be obtained on terms favorable to the Company.

Inflation and Regulation

     The Company's operations have not been, and in the near term are not expected to be, materially affected by inflation or changing prices. The Company will encounter competition from a variety of firms selling barter/trade services in its market area. Many of these firms have long standing customer relationships and are well-staffed and well financed. The Company believes that competition in the barter/trade industry is based on competitive pricing, although the ability, reputation and support of a marketing network is also significant. The Company does not believe that any recently enacted or presently pending proposed legislation will have a material adverse effect on its results of operations.

Factors That May Affect Future Results

     Management's Discussion and Analysis and other parts of this form 10-KSB contain information based on management's beliefs and forward-looking statements that involve a number of risks, uncertainties, and assumptions. There can be no assurance that actual results will not differ materially for the forward-looking statements as a result of various factors, including but not limited to the following:

     The markets for many of the Company's offerings are characterized by rapidly changing technology, evolving industry standards, and frequent new product introductions. The Company's operating results will depend to a significant extent on its ability to design, develop, or otherwise obtain and introduce new products, services, systems, and solutions and to reduce the costs of these offerings. The success of these and other new offerings is dependent on many factors, including proper identification of customer needs, cost, timely completion and introduction, differentiation from offerings of the Company's competitors, and market acceptance. The ability to successfully introduce new products and services could have an impact on future results of operations.

Year 2000 Compliance

     The Company has made an effort to insure that the software components of its information and billing systems are Year 2000 compliant. Management is in the process of confirming that all of such systems are Year 2000 compliant. Upon such confirmation, management believes that, after January 1, 2000, the Company will be able to accurately track and bill for its services and products. At the same time, it is likely that the operations of a number of the Company's vendors rely on software that is not Year 2000 compliant.

                           ITEM 7 FINANCIAL STATEMENTS



     The financial statements of the Company and supplementary data are included beginning immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.


              ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE



     There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statements disclosure.


                                    PART III

               ITEM 9 DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
                                THE EXCHANGE ACT




Executive Officers and Directors

     The following table sets forth the name, age, and position of each executive officer and director of the Company:


Director's Name                 Age     Office                   Term of Office


James O'Brien                   63      CEO/President            1990 to Present

Rose Fischer                    46      Secretary/Treasurer      1996 to Present

Goldie Hunt                     70      Director                 1992 to Present

Jessie Warner                   43      Director                 1998 to Present

Robert Dresser                  70      Director                 1998 to Present

Business Experience

James O'Brien, CEO/President, founded Optimum Source International Ltd., during the past five years Mr. O'Brien developed software, established trade and countertrade exchanges for Optimum Source International, Ltd.

Rose Fischer, Secretary/Treasurer, with an associate degree in accounting, has been Director and Operations Facilitator for the past two years, which includes finalization and implementation of all electronic commerce. Prior to OSI, Ms. Ros's experience was as a financial consultant with a privately held firm since 1985.

Goldie Hunt, Director, for the past six years has pursued her personal interests since retiring from the retail industry.

Jessie Warner, Director, has associates degree in Business Management. Currently with a broad background in organizational management, sales and customer service, Mr. Warner researches company bios and backgrounds of prospective clients, coordinates road shows between the senior stockbrokers and CEOs of public companies.

Robert Dresser, Director, A former newspaper executive, Mr. Dresser's tenure of the past 30 plus years directing the Stockbrokers Society into the leading organization that assists public corporations enhancing their visibility in the financial and investment community.

Compliance with Section 16(a) of the Exchange Act

     Based solely upon a review of forms 3, 4, and 5 and amendments thereto, furnished to the Company during or respecting its last fiscal year, no director, officer, beneficial owner of more than 10% of any class of equity securities of the Company or any other person known to be subject to Section 16 of the Exchange Act of 1934, as amended, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act for the last fiscal year.



                         ITEM 10 EXECUTIVE COMPENSATION



     There has been no executive compensation.

                 ITEM 11 SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT




Principal Shareholders

     The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 1,654,051 shares of issued and outstanding Common Stock of the Company as of March 31, 1999 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

                                                    # of
Name and Address              Nature of             Shares
of Beneficial Owners          Ownership             Owned                Percent
Directors

James O'Brien                 Common Stock          1,000,000             60%

All Executive Officers        Common Stock          1,000,000             60%
and Directors as a Group
  (5 persons)

Mr. O'Brien has "sole investment power" and "sole voting power". There have been no common shares issued to any of the directors of the Company.



             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



     James O'Brien, the President of the Company, provided the Company with the marketing distribution plans, compensation program, commission payout structure, operations, and automated monthly ordering system.

     During 1998 and 1997 the Company borrowed money from James O'Brien to pay administrative expenses. The loan is payable on demand and carries an annual interest rate of 10 percent. As of December 31, 1998, the principal owing is $83,306 with accrued interest of $2,083.

     As of December 31, 1998 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilities.



                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K




(a)        The following documents are filed as part of this report.

1.         Financial Statements                                             Page

Report of Robison, Hill & Co., Independent Certified Public Accountants......F-1

Balance Sheets as of December 31, 1998, and 1997.............................F-2

Statements of Loss for the years ended
     December 31, 1998, and 1997.............................................F-3

Statement of Stockholders' Equity for the years ended
     December 31, 1998, and 1997.............................................F-4

Statements of Cash Flows for the years ended
     December 31, 1998, and 1997.............................................F-5

Notes to Financial Statements................................................F-6


2.         Financial Statement Schedules

       The following financial statement schedules required by Regulation S-X are included herein.

        All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.         Exhibits

           The following exhibits are included as part of this report:

Exhibit
Number               Title of Document


3.1                  Articles of Incorporation(1)
3.2                  By-laws(1)
23.1                 Consent of Robison, Hill & Co.
27.1                 Financial Data Schedule

(1) Incorporated by reference.


           (b) No reports on Form 8-K were filed.

                                   SIGNATURES



     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.


Dated: May 17, 1999                            By  /S/     James O'Brien
                                                   ----------------------------
                                                           James O'Brien,
                                                           C.E.O., President

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 17th day of May 1999.

Signatures                                     Title

/S/     James O'Brien
James O'Brien                                  C.E.O., President
                                              (Principal Executive, Financial
                                               and Accounting Officer)

/S/     Rose Fischer
Rose Fischer                                   Secretary/Treasurer


/S/     Goldie Hunt
Goldie Hunt                                    Director


/S/     Jessie Warner
Jessie Warner                                  Director

/S/     Robert Dresser
Robert Dresser                                 Director

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
Optimum Source International, LTD.
(Formerly a Development Stage Company)


     We have audited the accompanying balance sheets of Optimum Source International, LTD., (Formerly A development Stage Company) as of December 31, 1998 and 1997, and the related statements of loss, retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Optimum Source International, LTD., (Formerly A development Stage Company) as of December 31, 1998 and 1997 and the results of its operations, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                    Respectfully submitted,



                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
April 29, 1999


                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                     (Formerly A Development Stage Company)
                                 BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997



                                                               1998         1997
                                                             ---------    ---------
Assets
Current Assets
    Inventory ............................................   $  50,000    $  14,013
    Prepaid Expense ......................................        --         10,000
                                                             ---------    ---------

     Total Current Assets ................................      50,000    $  24,013
                                                             =========    =========

Liabilities and Stockholders' Equity
Liabilities
   Accounts Payable ......................................      18,689        2,455
   Trade Dollars Payable .................................      65,000         --
   Accrued Liabilities ...................................       2,133        8,455
   Loans From Shareholder ................................      83,306       54,580
                                                             ---------    ---------

     Total Liabilities ...................................     169,128       65,490
                                                             ---------    ---------

Stockholders' Equity
   Preferred Stock, authorized 5,000,000 shares of
        $.01 par value, issued and outstanding 0 .........        --           --
   Common Stock, authorized 50,000,000 shares of
         $.001 par value, issued and outstanding 1,654,051       1,654        1,654
    Additional Paid in Capital ...........................      92,765       93,876
    Retained Deficit .....................................    (213,547)    (135,896)
    Less: Treasury Stock 59,738 shares at Cost ...........        --         (1,111)
                                                             ---------    ---------

     Total Stockholders' Equity (Deficit) ................    (119,128)     (41,477)
                                                             ---------    ---------


   Total Liabilities and Stockholders' Equity ............   $  50,000    $  24,013
                                                             =========    =========









   The accompanying notes are an integral part of these financial statements.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                     (Formerly A Development Stage Company)
                               STATEMENTS OF LOSS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                        1998             1997
                                                      ---------       ---------

Revenues .......................................      $  45,905       $    --
Cost of Revenues ...............................         14,013            --
                                                      ---------       ---------

     Gross Profit ..............................         31,892            --
                                                      ---------       ---------

Expenses
   General and Administrative Expenses .........        101,878           2,554
   Other Expense - Interest ....................          7,615           5,707
                                                      ---------       ---------

     Total Expenses ............................        109,493           8,261
                                                      ---------       ---------

Net Loss Before Taxes ..........................        (77,601)         (8,261)

Income Taxes ...................................            (50)           --
                                                      ---------       ---------

Net Loss .......................................      $ (77,651)      $  (8,261)
                                                      =========       =========

Net Loss Per Share .............................      $   (0.05)      $    --
                                                      =========       =========

Weighted Average shares
 Outstanding ...................................      1,654,051       1,654,051
                                                      =========       =========















   The accompanying notes are an integral part of these financial statements.


                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                     (Formerly A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                       Additional
                                   Common Stock         Paid-in     Retained     Treasury
                               ---------------------
                                 Shares     Amount      Capital      Deficit       Stock
                               ---------   ---------   ---------    ---------    ---------
Balance at January 1, 1997 .   1,654,051   $   1,654   $  93,876    $(127,635)   $   1,111
Net Loss ...................        --          --          --          8,261         --
                               ---------   ---------   ---------    ---------    ---------
Balance at December 31, 1997   1,654,051       1,654      93,876     (135,896)       1,111
Treasury stock canceled ....        --          --        (1,111)      (1,111)
Net Loss ...................        --          --          --        (77,651)        --
                               ---------   ---------   ---------    ---------    ---------
Balance at December 31, 1998   1,654,051   $   1,654   $  92,765    $(213,547)   $    --
                               =========   =========   =========    =========    =========

















   The accompanying notes are an integral part of these financial statements.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                     (Formerly A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                                December
                                                           --------------------
                                                             1998        1997
                                                           --------    --------
Cash Flows From Operating
Net cash used by operating activities ..................   $(28,726)   $ (1,600)
                                                           --------    --------
Cash Flows From Investing Activites
Net cash used by investing activities ..................       --          --
                                                           --------    --------
Cash flows From Financing Activities
Loans from shareholder .................................     28,726       1,600
                                                           --------    --------
Net cash provided by financing activities ..............     28,726       1,600
                                                           --------    --------
Net increase (decrease) in cash and
  Cash equivalents .....................................       --          --
                                                           --------    --------
Cash and cash equivalents at beginning
 of year ...............................................       --          --
                                                           --------    --------
Cash and cash equivalents at end of year ...............   $   --      $   --
                                                           ========    ========


Reconciliation of Net Loss to Cash Provided (Used) by
Operating Activities
Net loss ...............................................   $(77,651)   $ (8,261)
Changes in Assets and Liabilities
Amortization ...........................................       --          --
Increase in inventory ..................................    (35,987)       --
Increase in prepaid expense ............................     10,000        --
Increase in accounts payable ...........................     16,234         855
Increase in trade dollars payable ......................     65,000        --
Increase (Decrease) in accrued expenses ................     (6,322)      5,806
                                                           --------    --------
Net Cash Used by Operating Activities ..................   $(28,726)   $ (1,600)
                                                           ========    ========
Supplemental Disclosure of Cash Flow Information
Interest ...............................................   $   --      $   --
Income Taxes ...........................................   $   --      $   --









    The accompanying notes are an integral part of these financial statements

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                     (Formerly A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of accounting policies for Optimum Source International, LTD. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Organization and History

     The Company was incorporated under the laws of the State of Utah on October 24, 1984. The Company Redomiciled to the State of Nevada on June 29, 1990. From 1984 to 1986, the Company attempted to manufacture, distribute and sell chemical products for the purification of water. This business activity was abandoned. From 1986 to 1990, the Company attempted to acquire interests in various business opportunities, all attempts were abandoned. The Company was inactive from 1990 to 1992. The Company was in the development stage from December 31, 1992 through December 31, 1997.

Nature of Business

     The Company's primary mission is Barter/Counter-trade and its proprietary interactive services both Domestic and International and encompassing the liquidation & auction industries globally.

Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Loss per Share

     The reconciliations of the numerators and denominators of the basic earnings per share computations are as follows:

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                     (Formerly A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share (Continued)


                                                                     Per-Share
                                              Income       Shares      Amount
                                            (Numerator) (Denominator)

                                            For the year ended December 31, 1998
Basic Earnings per Share
Income available to common shareholders      $ (77,651)   1,654,051   $  (0.05)
                                             =========    =========   ========


                                            For the year ended December 31, 1997
Basic Earnings per Share
Income available to common shareholders      $  (8,261)   8,297,472   $    --
                                             =========    =========   =========


     The effect of outstanding common stock equivalents would be antidilutive for 1998 and 1997 and are thus not considered.

Pervasiveness of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - INCOME TAXES

     As of December 31, 1998, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $186,000 expiring in 1999 through 2013. Current tax laws limit the amount of loss that can offset future taxable income when there is a substantial change in ownership. The amount of net operating loss available to offset future income will be limited if there is a substantial change in ownership.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                     (Formerly A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997
                                   (Continued)


NOTE 3 - COMMITMENTS

     As of December 31, 1998 and 1997 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 - RELATED PARTY TRANSACTIONS

     During 1998 and 1997 the Company borrowed money from an officer to pay administrative expenses. The loan is payable on demand and carries an annual interest rate of 10 percent. As of December 31, 1998, the principal owing is $83,306 with accrued interest of $2,083.

NOTE 5 - STOCK SPLIT

     On December 23, 1998, 1998 the Board of Directors authorized 5 to 1 reverse stock split of the Company's $.001 par value common stock. As a result of the split, 6,703,159 shares were canceled, and additional paid-in capital was increased by $6,703. All references in the accompanying financial statements to the number of common shares and per-share amounts for 1997 have been restated to reflect the reverse stock split.