Form 10QSB
period 1999-03-31
OPTIMUM SOURCE INTERNATIONAL LTD
filed 1999-05-17
CIK 1056256

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                                          SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:         March 31, 1999
                                            -----------------------------------

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

     Transitional Small Business Disclosure Format (check one). Yes ; No X

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                     (Formerly a Development Stage Company)
                                  BALANCE SHEET




                                                       (Unaudited)
                                                          March 31, December 31,
ASSETS                                                     1999          1998
------                                                   ---------    ---------
Current Assets
                                                                      ---------
  Inventory ..........................................   $  20,000    $  50,000
  Marketable Securities ..............................      75,000         --
                                                         ---------    ---------

     Total Current Assets ............................      95,000       50,000
                                                         ---------    ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Accounts Payable - Trade Dollars ...................      95,000       65,000
  Accounts Payable ...................................      19,492       18,689
  Accrued Liabilities ................................       4,216        2,133
  Loans from Shareholder .............................      92,155       83,306
                                                         ---------    ---------

     Total Liabilities ...............................     210,863      169,128
                                                         ---------    ---------

Stockholders' Equity
   Preferred Stock, authorized 5,000,000 shares of
        $.01 par value, issued and outstanding 0 .....        --           --
  Common Stock, authorized 50,000,000 shares of
    $.001 par value, issued and outstanding 1,654,051        1,654        1,654
  Additional Paid in Capital .........................      92,765       92,765
  Retained Deficit ...................................    (210,282)    (213,547)
                                                         ---------    ---------

     Total Stockholders' Equity (Deficit) ............    (115,863)    (119,128)
                                                         ---------    ---------

     Total Liabilities and Stockholders' Equity ......      95,000    $  50,000
                                                         =========    =========




     The accompanying notes are an integral part of these financial statements.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                     (Formerly a Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)





                                                      For the Three Months
                                                         Ended March 31,
                                                  -----------------------------
                                                      1999              1998
                                                  -----------       -----------
Revenue:
  Sales ...................................       $    75,000       $    45,905
  Cost of Sales ...........................            60,000            14,013
                                                  -----------       -----------

Gross Margin ..............................            15,000            31,892

Expenses
  General and Administrative ..............             8,849            44,060
                                                  -----------       -----------

Operating Loss ............................             6,151           (12,168)
                                                  -----------       -----------

Other Expenses
  Other Expense - Interest ................             2,886             5,458
                                                  -----------       -----------

Income (Loss) Before Taxes ................             3,265           (17,626)
Income Tax ................................              --                --

Net Income (Loss) .........................       $     3,265       $   (17,626)
                                                  ===========       ===========

Weighted Average Shares
  Outstanding .............................         1,654,051         1,654,051
                                                  ===========       ===========

Loss Per Share ............................       $      --         $     (0.01)
                                                  ===========       ===========










   The accompanying notes are an integral part of these financial statements.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                     (Formerly a Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                          For the Three Months
                                                             Ended March 31,
                                                         ----------------------
                                                           1999          1998
                                                         --------      --------

Cash Flows from Operating Activities:
Net cash used in operating activities ..............     $ (8,849)     $   --
                                                         --------      --------

Cash Flows from Investing Activities:
Net cash used by investing activities ..............         --            --
                                                         --------      --------

Cash Flows From Financing Activities:
   Loans from shareholder ..........................        8,849          --
                                                         --------      --------
Net Cash Provided by Financing  Activities .........        8,849          --
                                                         --------      --------

Net Increase (Decrease) in Cash  and
  Cash Equivalents .................................         --            --
Cash and Cash Equivalents at
  Beginning of the Year ............................         --            --
                                                         --------      --------
Cash and Cash Equivalents at
  End of the Year ..................................     $   --        $   --
                                                         ========      ========

Reconciliation of Net Loss to Cash Used
by Operating Activities
Net income (loss) ..................................     $  3,265      $(17,626)
Changes in Assets and Liabilities
                                                                       --------
Increase in accounts receivable ....................         --         (20,545)
Decrease in inventory ..............................       30,000        14,013
Increase in Marketable Securities ..................      (75,000)         --
Decrease in prepaid expense ........................         --          10,000
Increase in accounts payable .......................          803         8,800
Increase in trade dollars payable ..................       30,000          --
Increase in accrued expenses .......................        2,083         5,358
                                                         --------      --------
Net Cash Used by Operating Activities ..............     $ (8,849)     $   --
                                                         --------      ========

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Interest ...........................................     $   --        $   --
Income Taxes .......................................     $   --        $    100

   The accompanying notes are an integral part of these financial statements.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (Unaudited)

1.  Interim Reporting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.


Item 2.  Management's Discussion and Analysis or Plan of Operation.

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

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

Total Revenues - For the three months ended March 31, 1999 and 1998, the Company had total sales of approximately $75,000 and $46,000 respectively.

Costs and Expenses - For the three months ended March 31, 1999 and 1998, the Company had net income of approximately $12,000 and a net loss of approximately $18,000, respectively.

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


Year 2000 Compliance - The Company utilizes software and related technologies which have been programmed to recognize and properly process data fields containing a two digit year and commonly referred to as the Year 2000 Compliance issue. Management has concluded that a material effect on the Company's financial condition is not reasonably likely to occur as a result of Year 2000 issues. While the Company communicates with the systems of its vendors and suppliers, it cannot measure the impact that the Year 2000 issue will have on such parties with which it conducts business.


                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

           None.

Item 2.  Changes in Securities

           None.

Item 3.  Defaults Upon Senior Securities

           None.

Item 4.  Submission of Matters to a Vote of Security Holders.

           None.

Item 5.  Other Information

           None.

Item 6.  Exhibits and Reports on Form 8-K

     The Company did not file a report on Form 8-K during the three months ended March 31, 1999.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                                  (Registrant)





DATE:       May 17, 1999



By:    /S/
       James O'Brien, C.E.O., President
       (Principal financial and Accounting Officer)