Form 10QSB
period 1999-06-30
OPTIMUM SOURCE INTERNATIONAL LTD
filed 1999-07-01
CIK 1056256

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]
                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:        June 30, 1999
                                            -----------------------------------

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 1,654,051 as of June 30, 1999

     Transitional Small Business Disclosure Format (check one). Yes ; No X

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                     (Formerly a Development Stage Company)
                                  BALANCE SHEET




                                                       (Unaudited)
                                                          June 30,  December 31,
ASSETS                                                      1999         1998
                                                         ---------    ---------
Current Assets
  Inventory ..........................................   $  20,000    $  50,000
  Marketable Securities ..............................      75,000         --
                                                         ---------    ---------

     Total Current Assets ............................      95,000       50,000
                                                         ---------    ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Accounts Payable - Trade Dollars ...................      95,000       65,000
  Accounts Payable ...................................      24,537       18,689
  Accrued Liabilities ................................       6,591        2,133
  Loans from Shareholder .............................      95,156       83,306
                                                         ---------    ---------

     Total Liabilities ...............................     221,284      169,128
                                                         ---------    ---------

Stockholders' Equity
   Preferred Stock, authorized 5,000,000 shares of
        $.01 par value, issued and outstanding 0 .....        --           --
  Common Stock, authorized 50,000,000 shares of
    $.001 par value, issued and outstanding 1,654,051        1,654        1,654
  Additional Paid in Capital .........................      92,765       92,765
  Retained Deficit ...................................    (220,703)    (213,547)
                                                         ---------    ---------

     Total Stockholders' Equity (Deficit) ............    (126,284)    (119,128)
                                                         ---------    ---------

     Total Liabilities and Stockholders' Equity ......   $  95,000    $  50,000
                                                         =========    =========



   The accompanying notes are an integral part of these financial statements.




                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                     (Formerly a Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)





                                  For the Three Months          For the Six Months
                                     Ended June 30,                Ended June 30,
                               --------------------------    --------------------------
                                   1999           1998           1999          1998
                               -----------    -----------    -----------    -----------
Revenue:
  Sales ....................   $      --      $      --      $    75,000    $    45,905
  Cost of Sales ............          --             --           60,000         14,013
                               -----------    -----------    -----------    -----------

Gross Margin ...............          --             --           15,000         31,892

Expenses
  General and Administrative         7,600          5,495         16,450         49,555
                               -----------    -----------    -----------    -----------

Operating Loss .............         7,600          5,495          1,450         17,663
                               -----------    -----------    -----------    -----------

Other Expenses
  Other Expense - Interest .         2,820          5,458          5,706         10,916
                               -----------    -----------    -----------    -----------

Income (Loss) Before Taxes .       (10,420)       (10,953)        (7,156)       (28,579)
Income Tax .................          --             --             --             --

Net Income (Loss) ..........   $   (10,420)   $   (10,953)   $    (7,156)   $   (28,579)
                               ===========    ===========    ===========    ===========

Weighted Average Shares
  Outstanding ..............     1,654,051      1,654,051      1,654,051      1,654,051
                               ===========    ===========    ===========    ===========

Loss Per Share .............   $     (0.01)   $     (0.01)   $      --      $     (0.02)
                               ===========    ===========    ===========    ===========









   The accompanying notes are an integral part of these financial statements.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                     (Formerly a Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                          For the Six Months
                                                             Ended June 30,
                                                         ----------------------
                                                           1999          1998
                                                         --------      --------
Cash Flows from Operating Activities:
   Cash paid to suppliers ..........................     $(11,850)     $   --
                                                         --------      --------
Net cash used in operating activities ..............      (11,850)         --
                                                         --------      --------

Cash Flows from Investing Activities:
Net cash used by investing activities ..............         --            --
                                                         --------      --------

Cash Flows From Financing Activities:
   Loans from shareholder ..........................       11,850          --
                                                         --------      --------
Net Cash Provided by Financing  Activities .........       11,850          --
                                                         --------      --------

Net Increase (Decrease) in Cash  and
  Cash Equivalents .................................         --            --
Cash and Cash Equivalents at
  Beginning of the Year ............................         --            --
                                                         --------      --------
Cash and Cash Equivalents at
  End of the Year ..................................     $   --        $   --
                                                         ========      ========

Reconciliation of Net Loss to Cash Used
by Operating Activities
Net income (loss) ..................................     $ (7,156)     $(28,579)
Changes in Assets and Liabilities
                                                                       --------
Increase in accounts receivable ....................         --         (20,545)
Decrease in inventory ..............................       30,000        14,013
Increase in Marketable Securities ..................      (75,000)         --
Decrease in prepaid expense ........................         --          10,000
Increase in accounts payable .......................        5,848        14,295
Increase in trade dollars payable ..................       30,000          --
Increase in accrued expenses .......................        4,458        10,816
                                                         --------      --------
Net Cash Used by Operating Activities ..............     $(11,850)     $   --
                                                         ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Interest ...........................................     $   --        $   --
Income Taxes .......................................     $   --        $    100

   The accompanying notes are an integral part of these financial statements.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE Six MONTHS ENDED JUNE 30, 1999
                                   (Unaudited)

1.  Interim Reporting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.


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

Total Revenues - For the Six months ended June 30, 1999 and 1998, the Company had total sales of approximately $75,000 and $46,000 respectively.

Costs and Expenses - For the Six months ended June 30, 1999 and 1998, the Company had a net loss of approximately $10,000 and $29,000, respectively.

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

           None.

Item 5.  Other Information

           None.

Item 6.  Exhibits and Reports on Form 8-K

           The Company did not file a report on Form 8-K during the Six months ended June 30, 1999.

                                   SIGNATURES



           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                                  (Registrant)





DATE:       July 1, 1999             By:    /S/
     ----------------------------    ----------------------------------------
                                     James O'Brien, C.E.O., President
                                    (Principal financial and Accounting Officer)