Form 10QSB
period 1999-09-30
OPTIMUM SOURCE INTERNATIONAL LTD
filed 1999-11-19
CIK 1056256

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
             For the quarterly period ended:   September 30, 1999
                                            -----------------------


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

          4525 West Hacienda Avenue, Suite 12H, Las Vegas, Nevada 89118
                    (Address of principal executive offices)

                                 (800) 868-7233
                            Issuer's telephone number

                3539 Ocean View Blvd., Glendale, California 91208
     (Former name, former address and former fiscal year, if changed since last report.)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 1,654,051 as of September 30, 1999

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                                 BALANCE SHEETS




                                                     (Unaudited)
                                                     September 30,  December 31,
ASSETS                                                      1999         1998
------
                                                         ---------    ---------
Current Assets
--------------------
  Inventory ..........................................   $  20,000    $  50,000
  Marketable Securities ..............................      75,000         --
                                                         ---------    ---------

     Total Current Assets ............................      95,000       50,000
                                                         ---------    ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Accounts Payable - Trade Dollars ...................      95,000       65,000
  Accounts Payable ...................................      25,252       18,689
  Accrued Liabilities ................................      10,571        2,133
  Loans from Shareholder .............................      95,156       83,306
                                                         ---------    ---------

     Total Liabilities ...............................     225,979      169,128
                                                         ---------    ---------

Stockholders' Equity
   Preferred Stock, authorized 5,000,000 shares of
        $.01 par value, issued and outstanding 0 .....        --           --
  Common Stock, authorized 50,000,000 shares of
    $.001 par value, issued and outstanding 1,654,051        1,654        1,654
  Additional Paid in Capital .........................      92,765       92,765
  Retained Deficit ...................................    (225,398)    (213,547)
                                                         ---------    ---------

     Total Stockholders' Equity (Deficit) ............    (130,979)    (119,128)
                                                         ---------    ---------

     Total Liabilities and Stockholders' Equity ......   $  95,000    $  50,000
                                                         =========    =========





   The accompanying notes are an integral part of these financial statements.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                  For the Three Months           For the Nine Months
                                   Ended September 30,           Ended September 30,
                               --------------------------    --------------------------
                                  1999            1998           1999          1998
                               -----------    -----------    -----------    -----------
Revenue:
  Sales ....................   $      --      $      --      $    75,000    $    45,905
  Cost of Sales ............          --             --           60,000         14,013
                               -----------    -----------    -----------    -----------

Gross Margin ...............          --             --           15,000         31,892

Expenses
  General and Administrative           715         30,500         17,165         80,055
                               -----------    -----------    -----------    -----------


Operating Loss .............          (715)       (30,500)        (2,165)       (48,163)
                                                                            -----------

                               -----------    -----------    -----------    -----------

Other Expenses
  Other Expense - Interest .         3,980            591          9,686         11,507
                               -----------    -----------    -----------    -----------

Income (Loss) Before Taxes .        (4,695)       (31,091)       (11,851)       (59,670)
Income Tax .................          --             --             --             --

Net Income (Loss) ..........   $    (4,695)   $   (31,091)   $   (11,851)   $   (59,670)
                               ===========    ===========    ===========    ===========

Weighted Average Shares
  Outstanding ..............     1,654,051      1,654,051      1,654,051      1,654,051
                               ===========    ===========    ===========    ===========

Loss Per Share .............   $      --      $     (0.02)   $     (0.01)   $     (0.04)
                               ===========    ===========    ===========    ===========










   The accompanying notes are an integral part of these financial statements.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          For the Nine Months
                                                           Ended September 30,
                                                         ----------------------
                                                           1999          1998
                                                         --------      --------
Cash Flows from Operating Activities:
   Cash paid to suppliers ..........................     $(11,850)      (28,726)
                                                         --------      --------
Net cash used in operating activities ..............      (11,850)      (28,726)
                                                         --------      --------
Cash Flows from Investing Activities:
Net cash used by investing activities ..............         --            --

Cash Flows From Financing Activities:
   Loans from shareholder ..........................       11,850        28,726
                                                         --------      --------
Net Cash Provided by Financing  Activities .........       11,850        28,726
                                                         --------      --------
Net Increase (Decrease) in Cash  and
  Cash Equivalents .................................         --            --
Cash and Cash Equivalents at
  Beginning of the Year ............................         --            --
                                                         --------      --------
Cash and Cash Equivalents at
  End of the Year ..................................     $   --        $   --
                                                         ========      ========
Reconciliation of Net Loss to Cash Used
by Operating Activities
Net income (loss) ..................................     $(11,851)     $(59,670)
Changes in Assets and Liabilities
Increase in accounts receivable ....................         --            --
Decrease in inventory ..............................       30,000       (35,987)
Increase in Marketable Securities ..................      (75,000)         --
Decrease in prepaid expense ........................         --          10,000
Increase in accounts payable .......................        6,563        15,386
Increase in trade dollars payable ..................       30,000        50,000
Increase in accrued expenses .......................        8,438        (8,455)
                                                         --------      --------
Net Cash Used by Operating Activities ..............     $(11,850)     $   --
                                                         ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Interest ...........................................     $   --        $   --
Income Taxes .......................................     $   --        $   --


   The accompanying notes are an integral part of these financial statements.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (Unaudited)

1.  Interim Reporting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

2.  Subsequent Events

The Company's Board of Directors, on November 2, 1999, authorized and organized the acquisition of a wholly owned subsidiary "The Word, LTD" and its products and marketing rights (i.e. Traders Tool software, Art of Starter Barter Book, and world wide marketing rights to both products), in exchange for 10 million shares of the Company's common stock valued at $.10 per share (total exchange value $1,000,000).

The following pro forma balance sheets and statements of operations give effect to the above events as if they had occurred January 1, 1999.

PRO FORMA BALANCE SHEETS (Unaudited)


                                                 As Reported
                                                    in the
                                                 Accompanying
                                                  Financial
                                                  Statements
                                                    Optimum
                                                    Source
                                                International,   The Word,      Pro Forma      Pro Forma
                                                      Ltd.          LTD        Adjustments      Balance
                                                  -----------   -----------    -----------    -----------
ASSETS
Current Assets ................................   $    95,000    $      --     $      --      $    95,000

Other Assets -  Intangibles ...................          --        1,000,000          --        1,000,000
                                                  -----------   -----------    -----------    -----------

     Total Assets .............................        95,000      1,000,000          --        1,095,000
                                                  -----------   -----------    -----------    -----------

LIABILITIES AND STOCKHOLDERS'
EQUITY
Liabilities ...................................       225,979           --            --          225,979

Stockholders' Equity
  Common Stock ................................         1,654      1,000,000      (990,000)A       11,654
  Additional Paid in Capital ..................        92,765           --         990,000 A    1,082,765
  Retained Deficit ............................      (225,398)          --            --         (225,398)
                                                  -----------   -----------    -----------    -----------
     Total Stockholders' Equity (Deficit) .....      (130,979)     1,000,000          --          869,021
                                                  -----------   -----------    -----------    -----------

     Total Liabilities and Stockholders' Equity   $    95,000    $ 1,000,000   $      --      $ 1,095,000
                                                  ===========   ===========    ===========    ===========


PRO FORMA STATEMENTS OF OPERATIONS (Unaudited)

           The pro forma statements of operations have been omitted as there are no transactions for The Word, LTD. and no pro forma adjustments relating to the statement of operations.

PRO FORMA ADJUSTMENTS (Unaudited)

           The adjustments to the accompanying unaudited condensed pro forma balance sheet are described below:

           A. Net change in Common Stock and Additional Paid in Capital resulting from 10,000,000 shares issued pursuant to the exchange agreement.

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

Total Revenues - For the Nine months ended September 30, 1999 and 1998, the Company had total sales of approximately $75,000 and $46,000 respectively.

Costs and Expenses - For the Nine months ended September 30, 1999 and 1998, the Company had a net loss of approximately $12,000 and $60,000, respectively.

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

           None.

Item 5.  Other Information

           None.

Item 6.  Exhibits and Reports on Form 8-K

           The Company did not file a report on Form 8-K during the quarter months ended September 30, 1999.

                                   SIGNATURES



           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                                  (Registrant)





DATE: November 19, 1999           By:    /S/
     --------------------            ------------------------------------------
                                     James O'Brien, C.E.O., President
                                    (Principal financial and Accounting Officer)