Form 10KSB
period 1999-12-31
OPTIMUM SOURCE INTERNATIONAL LTD
filed 2000-02-15
CIK 1056256

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

 [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED: DECEMBER 31, 1999

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

           4525 WEST HACIENDA AVENUE, STE 12H, LAS VEGAS, NEVADA 89118
               (Address of principal executive offices) (Zip code)

ISSUER'S TELEPHONE NUMBER                      (800) 868-7233 EXT 225
                                              -----------------------

Securities registered under Section 12(b) of the Act: NONE Securities registered under Section 12(g) of the Act:

                          COMMON STOCK PAR VALUE $0.001

                                (Title of class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 DAYS. YES X NO

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

         STATE  ISSUER'S  REVENUES  FOR ITS MOST RECENT  FISCAL  YEAR.  $182,626
                                                                        --------

         As of February 14, 2000, there were 11,656,585 shares of the Registrant's common stock, par value $0.001, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $3,406,035 computed at the estimated average bid and asked price as of February 11, 2000.

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

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES ; NO X

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                    PAGE

PART I

Item 1. Description of Business...............................................4

Item 2. Description of Property...............................................9

Item 3. Legal Proceedings.....................................................9

Item 4. Submission of Matters to a Vote of Security Holders...................9


PART II

Item 5. Market for Common Equity and Related Stockholder Matters..............9

Item 6. Management's Discussion and Analysis or Plan of Operations...........10

Item 7. Financial Statements.................................................13

Item 8. Changes in and Disagreements With Accountants on Accounting and
        Financial Disclosure.................................................13

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act....................13

Item 10.Executive Compensation...............................................14

Item 11.Security Ownership of Certain Beneficial Owners and Management.......15

Item 12.Certain Relationships and Related Transactions.......................15

Item 13.Exhibits and Reports on Form 8-K.....................................16

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

         Current products including:

CABLE VIEW

         A membership network for companies dealing with premiums, auctions, small retail dealers, overseas buyers, and corporate users. Members may obtain additional inventories for nondealer/members in their areas (with their prior approval), enter their inventories, and charge a small exchange fee. As a member in CABLE VIEW, a company has many different close-out and liquidation inventories at their finger-tips, 24 hours a day. The services offered by CABLE VIEW are listed below:

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

FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FUNDING

         The Company was not in full operation during 1999 and thus, the revenues generated are not representative of those that are expected once full operating status has been achieved. Revenues are not yet sufficient to support the Company's operating expenses. However, the Company is cautiously optimistic that operating revenues will be adequate to meet operating expenses during the next year.

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

RESEARCH AND DEVELOPMENT ACTIVITIES

         For the years ended December 31, 1999 and 1998 there was no money allocated to research and development. Royalty agreements provided that the research and development expenses are to be paid by the royalty holder.

EMPLOYEES

         As of December 31, 1999 the Company had no full time employees. There are a total of 2 contract employees engaged in the general management and administration.

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

                         ITEM 2 DESCRIPTION OF PROPERTY

         The Company has committed to a one year lease at $1,500 per month for its corporate headquarters in Las Vegas, Nevada.

         As of December 31, 1998 all activities of the Company were conducted by corporate officers from either their homes or business offices. There are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

         No matters were subject to a vote of security holders during the year 1999.

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

                 1998:                           High                Low
First Quarter                           (To the best knowledge of
Second Quarter                          management, there was no trading

                                        of shares for the first and second
                                        quarter 1998.)

Third Quarter                           $          0.125    $         0.125
Fourth Quarter                          $          1.125    $         0.250

                 1999:

First                                   Quarter  (To  the  best   knowledge   of
                                        management, there was no trading of shares for the first quarter 1999.)

Second Quarter                          $          0.125    $         0.125
Third Quarter                           $          6.000    $         5.438
Fourth Quarter                          $          6.875    $         4.750


         The number of shareholders of record of the Company's common stock as of December 31, 1999 was approximately 261.

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

RESULTS OF OPERATIONS

         From 1984 to 1986, the Company attempted to manufacture, distribute and sell chemical products for the purification of water. This business activity was abandoned. From 1986 to 1990, the Company attempted to acquire interests in various business opportunities, all attempts were abandoned. The Company was inactive from 1990 to 1992. The Company was in the development stage from December 31, 1992 through December 31, 1997. The Company was not in full operations as of December 31, 1998, accordingly, comparisons with prior periods are not meaningful.

Total Revenues - For the years ended December 31, 1999 and 1998, the Company had total trade revenues of approximately $183,000 and $46,000, respectively.

Costs and Expenses - For the years ended December 31, 1999, the Company had net income of approximately $75,000. For the years ended December 31, 1998, the Company had a net loss of approximately $78,000. The net loss for 1998 is largely attributable to additional expenses incurred by startup companies. Given the limited operations which took place in 1998, any discussion of operating expenses as a percentage of sales would not be meaningful and might be misleading.

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

         Because management controls 86% of voting rights, management may actively negotiate or otherwise consent to the purchase of any portion of their common stock as a condition to or in connection with a proposed merger or acquisition. Furthermore, management could consent or approve any particular stock buy-out transaction without shareholder approval. In the event that an appropriate merger candidate is located, the Company may need to pay cash finder's fees or may issue securities (debt or equity) as a finders's fee. Finder's fees or other acquisition related compensation may be paid to officers, directors, promoters or their affiliates. Any such finder's fee paid to an officer, director, promoter, or affiliate may present a conflict of interest because of the non-arms length nature of such transaction. There are no such negotiations in progress or contemplated.

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

--------------------------------------------------------------------------------

JAMES O'BRIEN          63      CEO/PRESIDENT                    1990 TO PRESENT

ROSE FISCHER           46      SECRETARY/TREASURER              1996 TO PRESENT

DIRECTOR'S   NAME      Age     Office                           Term of Office

--------------------------------------------------------------------------------

GOLDIE HUNT            70      DIRECTOR                         1992 TO PRESENT


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

                 ITEM 11 SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

         The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 11,656,585 shares of issued and outstanding Common Stock of the Company as of February 14, 1999 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

                                                        # OF
NAME AND ADDRESS                    NATURE OF           SHARES
OF BENEFICIAL OWNERS                OWNERSHIP           OWNED            PERCENT

DIRECTORS

James O'Brien                       Common Stock        11,000,000           94%

All Executive Officers              Common Stock        11,002,534           94%
and Directors as a Group
  (5 persons)

Mr. O'Brien has "sole investment power" and "sole voting power" over 10,000,000 shares and "sole voting power" over 1,000,000.



             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         James O'Brien, the President of the Company, provided the Company with the marketing distribution plans, compensation program, commission payout structure, operations, and automated monthly ordering system.

         During 1999 and 1998 the Company borrowed money from James O'Brien to pay administrative expenses. The loan is payable on demand and carries an annual interest rate of 10 percent. As of December 31, 1999, the principal owing is $95,456 with accrued interest of $11,299.

         Through December 31, 1998 all activities of the Company had been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilities.

                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report.

1.       FINANCIAL STATEMENTS                                              PAGE

Report of Robison, Hill & Co., Independent Certified Public Accountants    F - 1

Consolidated Balance Sheets
  December 31, 1999 and 1998                                               F - 2

Consolidated Statements of Operations
  For the Years Ended December 31, 1999 and 1998                           F - 3

Consolidated Statement of Stockholders' Equity
  For the Years Ended December 31, 1999 and 1998                           F - 4

Consolidated Statements of Cash Flows
  For the Years Ended December 31, 1999 and 1998                           F - 5

Notes to the Consolidated Financial Statements
  December 31, 1999 and 1998                                               F - 6

2.       FINANCIAL STATEMENT SCHEDULES

         The following financial statement schedules required by Regulation S-X are included herein.

         All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.       EXHIBITS

                  The following exhibits are included as part of this report:

Exhibit

Number            Title of Document

3.1               Articles of Incorporation(1)
3.2               By-laws(1)
23.1              Consent of Robison, Hill & Co.(1)
27.1              Financial Data Schedule

(1) Incorporated by reference.

         (a)      No reports on Form 8-K were filed.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.

DATED: FEBRUARY 15, 2000                        BY  /S/     JAMES O'BRIEN
                                                ----------------------------
                                                James O'Brien,
                                                C.E.O., President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                                  Title

/S/     JAMES O'BRIEN

James O'Brien                                    Director, C.E.O., President
        FEBRUARY 15, 2000                        (Principal Executive, Financial
Date                                             and Accounting Officer)

/S/     ROSE FISCHER

Rose Fischer                                     Director, Secretary/Treasurer

        FEBRUARY 15, 2000

Date

/S/     GOLDIE HUNT

Goldie Hunt                                      Director

         FEBRUARY 15, 2000

Date

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Optimum Source International, Ltd.

         We have audited the accompanying consolidated balance sheets of Optimum Source International, Ltd., as of December 31, 1999 and 1998, and the related consolidated statements of operations, retained earnings, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Optimum Source International, Ltd., as of December 31, 1999 and 1998 and the results of its operations, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                             Respectfully submitted,



                                             /s/ ROBISON, HILL & CO.
                                             ____________________________
                                             Certified Public Accountants

Salt Lake City, Utah
February 9, 2000

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                                                  1999           1998
                                                              -----------    -----------
ASSETS
Current Assets
    Cash ..................................................   $       149    $      --
    Accounts Receivable ...................................         2,455           --
    Inventory .............................................        32,100         50,000
    Available-for-Sale Investments ........................       127,688           --
                                                              -----------    -----------

     Total Current Assets .................................       162,392         50,000

Other Assets - Intangible Assets ..........................     1,000,000           --
                                                              -----------    -----------

                                                              $ 1,162,392    $    50,000
                                                              ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Accounts Payable .......................................   $    28,748    $    18,689
   Trade Dollars Payable ..................................        32,100         65,000
   Accrued Liabilities ....................................        11,299          2,133
   Loans From Shareholder .................................        95,456         83,306
                                                              -----------    -----------

     Total Liabilities ....................................       167,603        169,128
                                                              -----------    -----------

Stockholders' Equity
   Preferred Stock, authorized 5,000,000 shares of
      $.01 par value, issued and outstanding zero .........          --             --
   Common Stock, authorized 50,000,000 shares of
      $.001 par value, issued and outstanding 11,656,585 at
      December 31, 1999 and 1,654,051 at December 31, 1998         11,657          1,654
    Additional Paid in Capital ............................     1,096,262         92,765
    Accumulated Other Comprehensive Income ................        25,511           --
    Retained Deficit ......................................      (138,641)      (213,547)
                                                              -----------    -----------

     Total Stockholders' Equity (Deficit) .................       994,789       (119,128)
                                                              -----------    -----------

   Total Liabilities and Stockholders' Equity .............   $ 1,162,392    $    50,000
                                                              ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                        1999            1998
                                                    -----------     -----------

Revenues ......................................     $   182,626     $    45,905
Cost of Revenues ..............................          56,400          14,013
                                                    -----------     -----------

     Gross Profit .............................         126,226          31,892
                                                    -----------     -----------

Expenses

   General and Administrative Expenses ........          37,712         101,878
   Other Expense - Interest ...................          13,608           7,615
                                                    -----------     -----------

     Total Expenses ...........................          51,320         109,493
                                                    -----------     -----------

Net Income (Loss) Before Taxes ................          74,906         (77,601)

Income Taxes ..................................            --               (50)
                                                    -----------     -----------

Net Loss ......................................     $    74,906     $   (77,651)
                                                    ===========     ===========

Net Income (Loss) Per Share ...................     $      0.03     $     (0.05)
                                                    ===========     ===========

Weighted Average shares

 Outstanding ..................................       2,887,004       1,654,051
                                                    ===========     ===========















   The accompanying notes are an integral part of these financial statements.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                        Accumulated
                                                                          Additional       Other
                                      Common Stock           Paid-in    Comprehensive    Retained       Treasury
                               -------------------------
                                  Shares        Amount       Capital        Income        Deficit         Stock
                               -----------   -----------   -----------    -----------   -----------    -----------

Balance at January 1, 1998 .     1,654,051   $     1,654   $    93,876    $      --     $  (135,896)   $     1,111

Treasury stock canceled ....          --            --          (1,111)          --          (1,111)

Net Loss ...................          --            --            --             --         (77,651)          --
                               -----------   -----------   -----------    -----------   -----------    -----------

Balance at December 31, 1998     1,654,051         1,654        92,765           --        (213,547)          --

November 2, 1999 Shares
issued in exchange for

"The Word" subsidiary ......    10,000,000        10,000       990,000           --            --             --

December 20, 1999 Shares

issued for cash ............         2,534             3        13,497           --            --             --

Comprehensive income:

  Net Income ...............          --            --            --             --          74,906           --
  Unrealized holding gains .          --            --            --           25,511          --             --
                               -----------   -----------   -----------    -----------   -----------    -----------

Balance at December 31, 1999    11,656,585   $    11,657   $ 1,096,262    $    25,511   $  (138,641)   $      --
                               ===========   ===========   ===========    ===========   ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                December
                                                         ----------------------
                                                            1999        1998
                                                         ---------    ---------
CASH FLOWS FROM OPERATING
Net cash Provided (used) by operating activities .....   $  76,676    $ (28,726)
                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Available-for-sale Investments ........    (102,177)        --
                                                         ---------    ---------
Net cash used by investing activities ................    (102,177)        --
                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock ...............      13,500         --
Loans from shareholder ...............................      12,150       28,726
                                                         ---------    ---------
Net cash provided by financing activities ............      25,650       28,726
                                                         ---------    ---------
Net increase (decrease) in cash and
  Cash equivalents ...................................         149         --
Cash and cash equivalents at beginning
 of year .............................................        --           --
                                                         ---------    ---------
Cash and cash equivalents at end of year .............   $     149    $    --
                                                         =========    =========

RECONCILIATION OF NET LOSS TO CASH PROVIDED (USED) BY
OPERATING ACTIVITIES
Net Income (loss) ....................................   $  74,906    $ (77,651)
CHANGES IN ASSETS AND LIABILITIES
Increase in accounts receivable ......................      (2,455)        --
Decrease (Increase) in inventory .....................      17,900      (35,987)
Increase in prepaid expense ..........................        --         10,000
Increase in accounts payable .........................      10,059       16,234
Increase (Decrease) in trade dollars payable .........     (32,900)      65,000
Increase (Decrease) in accrued expenses ..............       9,166       (6,322)
                                                         ---------    ---------
Net Cash Provided (Used) by Operating Activities .....   $  76,676    $ (28,726)
                                                         =========    =========
Supplemental Disclosure of Cash Flow Information
Interest .............................................   $    --      $    --
Income Taxes .........................................   $    --      $    --

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: On November 2, 1999 the Company acquired a wholly owned subsidiary "The Word Ltd" and its products and marketing rights (i.e., Traders Tool software, Art of Starter Barter Book, and world wide marketing rights to both products), in exchange for 10 million shares of the Company's common stock valued at $.10 per share (total exchange value $1,000,000).

    The accompanying notes are an integral part of these financial statements

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

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

CONSOLIDATION

         The consolidated financial statements include the accounts of the Company, its predecessors and its wholly owned subsidiary The Word. Ltd. The effect of all intercompany balances and transactions have been eliminated in combination.

CASH AND CASH EQUIVALENTS

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

RECLASSIFICATION

         Certain   reclassifications  have  been  made  in  the  1998  financial statements to conform with the 1999 presentation.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998
                                   (CONTINUED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

LOSS PER SHARE

         The reconciliations of the numerators and denominators of the basic earnings per share computations are as follows:

                                                                       Per-Share
                                                 INCOME       SHARES     AMOUNT
                                               (Numerator) (Denominator)

                                            FOR THE YEAR ENDED DECEMBER 31, 1999

Basic Earnings per Share

Income available to common shareholders .....   $  74,906    2,887,004    $0.03
                                                =========    =========    =====


                                            FOR THE YEAR ENDED DECEMBER 31, 1998

Basic Earnings per Share

Income available to common shareholders ......  $ (77,651)   1,654,051   $(0.05)
                                                =========    =========   =====


         There are no outstanding common stock equivalents at December 31, 1999. The effect of outstanding common stock equivalents would be antidilutive for 1998 and are thus not considered.

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

NOTE 2 - COMPREHENSIVE INCOME

         Comprehensive income is the total of (1) net income plus (2) all other changes in net income arising from nonowner sources, which are referred to as other comprehensive income. An analysis of changes in components of accumulated other comprehensive income is presented in the statement of changes in stockholders' equity.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998
                                   (CONTINUED)

NOTE 3 - AVAILABLE-FOR-SALE INVESTMENTS

         The Company's investments in marketable equity securities are held for an indefinite period and thus are classified as available for sale. Unrealized holding gain (loss) on such securities, which were added to stockholders' equity during 1999 and 1998 were $25,511 and $0, respectively.

NOTE 4 - INCOME TAXES

         As  of  December  31,  1999,  the  Company  had a  net  operating  loss carryforward for income tax reporting purposes of approximately $111,000 expiring in 2016 through 2018. Current tax laws limit the amount of loss that can offset future taxable income when there is a substantial change in ownership. The amount of net operating loss available to offset future income will be limited if there is a substantial change in ownership.

         The Company is subject to corporate federal income taxes. Deferred taxes are determined based on the estimated future tax effects of differences between the financial reporting and tax basis of assets and liabilities given the provisions of the enacted tax laws. The deferred tax asset and deferred tax liability comprised the following at December 31:

                                                         1999            1998
                                                       --------        --------
Deferred Tax Asset:
  Net operating loss carryforward ..............       $ 26,540        $ 55,790
  Valuation Allowance ..........................        (26,540)        (55,790)
                                                       --------        --------
Deferred Tax Asset .............................           --              --
                                                       --------        --------
Deferred Tax Liability: ........................           --              --
                                                       --------        --------
Net Deferred Tax Asset (Liability) .............       $   --          $   --
                                                       ========        ========


The components of the income tax provision are as follows:

                                                    1999                  1998
                                                  --------              --------
Current
 Federal ............................             $ 14,535              $   --
 State ..............................                 --                      50
Deferred
 Federal ............................              (14,535)                 --
 State ..............................                 --                    --
                                                  --------              --------
     Total ..........................             $   --                $     50
                                                  ========              ========

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998
                                   (CONTINUED)

NOTE 4 - INCOME TAXES (CONTINUED)

A reconciliation between the Company's effective tax rate and the statutory federal income tax rate on the income from continuing operations is as follows:

                                                 1999       1998
                                                ------     ------
Statutory federal income tax rate ........       34.00  %   34.00  %
State income taxes .......................       --     %    2.00  %
Other ....................................      (34.00) %  (36.00) %
                                                 -----       -----

Effective income tax rate ................       --     %    --    %
                                                =====       =====


NOTE 5 - RELATED PARTY TRANSACTIONS

         During 1999 and 1998 the Company borrowed money from an officer to pay administrative expenses. The loan is payable on demand and carries an annual interest rate of 10 percent. As of December 31, 1999, the principal owing is $95,456 with accrued interest of $11,299.

NOTE 6 - STOCK SPLIT

         On December 23, 1998, 1998 the Board of Directors authorized 5 to 1 reverse stock split of the Company's $.001 par value common stock. As a result of the split, 6,703,159 shares were canceled, and additional paid-in capital was increased by $6,703. All references in the accompanying financial statements to the number of common shares and per-share amounts for 1998 have been restated to reflect the reverse stock split.

NOTE 7 - COMMITMENTS

         The Company has committed to a one year lease at $1,500 per month for its corporate headquarters in Las Vegas, Nevada.

         As of December 31, 1998 all activities of the Company were conducted by corporate officers from either their homes or business offices. There are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.