Form 10QSB
period 2000-03-31
OPTIMUM SOURCE INTERNATIONAL LTD
filed 2000-05-19
CIK 1056256

U.S. Securities and Exchange Commission

                             Washington, D.C.  20549

                                   Form 10-QSB

(Mark One)

       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:         March 31, 2000
                                            ------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

             For the transition period from        to
                                            --------   ---------
                    Commission file number               0-23825
                                            -------------------------------

                       Optimum Source International, Ltd.
              ----------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

                     Nevada                                 86-0674322
---------------------------------------------------------------------------
         (State or other jurisdiction                     (IRS Employer
         of incorporation or organization)               Identification No.)

          4525 West Hacienda Avenue, Suite 12H, Las Vegas, Nevada 89118
     -----------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (800) 868-7233
                            Issuer's telephone number

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 11,656,585 as of March 31, 2000 ----------------------------------

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       ---

                                     PART I

Item 1.  Financial Statements

                         INDEPENDENT ACCOUNTANT'S REPORT

Optimum Source International, Ltd.


         We have reviewed the accompanying balance sheets of Optimum Source International, Ltd. as of March 31, 2000, and the related statements of operations, and cash flows for the three month period then ended. These financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statement taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

                                                Respectfully submitted
                                                /s/ Robison, Hill & Co.
                                                Certified Public Accountants

Salt Lake City, Utah
May 17, 2000

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                                  BALANCE SHEET

                                                                                 March 31,          December 31,
ASSETS                                                                              2000                1999
------
                                                                             ------------------  ------------------
Current Assets


  Cash                                                                       $           57,636  $              149
  Accounts Receivable                                                                     2,455               2,455
  Inventory                                                                              45,800              32,100
  Marketable Securities                                                                  42,074             127,688
                                                                             ------------------  ------------------

     Total Current Assets                                                               147,965             162,392

Other Assets

  Intangible Assets                                                                   1,000,000           1,000,000
  Accumulated Amortization                                                              (50,000)                  -
                                                                             ------------------  ------------------
     Total Other Assets                                                                 950,000           1,000,000

  Total Assets                                                               $        1,097,965  $        1,162,392
                                                                             ==================  ==================


                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                                  BALANCE SHEET
                                   (Continued)


                                                                                 March 31,          December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                2000                1999
------------------------------------
                                                                             ------------------  ------------------
Liabilities
  Accounts Payable - Trade Dollars                                              $        32,100     $        32,100
  Accounts Payable                                                                       34,202              28,748
  Accrued Liabilities                                                                    13,639              11,299
  Loans from Shareholder                                                                 90,156              95,456
                                                                             ------------------  ------------------
     Total Liabilities                                                                  170,097             167,603
                                                                             ------------------  ------------------
Stockholders' Equity
   Preferred Stock, authorized 5,000,000 shares of
        $.01 par value, issued and outstanding 0                                              -                   -
  Common Stock, authorized 50,000,000 shares of
    $.001 par value, issued and outstanding 11,656,585                                   11,657              11,657
  Additional Paid in Capital                                                          1,096,263           1,096,262
 Accumulated Other Comprehensive Income                                                  25,511              25,511
  Retained Deficit                                                                     (205,563)           (138,641)
                                                                             ------------------  ------------------
     Total Stockholders' Equity (Deficit)                                               927,868             994,789
                                                                             ------------------  ------------------
     Total Liabilities and Stockholders' Equity                                  $    1,097,965  $        1,162,392
                                                                             ==================  ==================













                 See accompanying notes and accountants' report.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                             STATEMENT OF OPERATIONS

                                                                                   For the Three Months
                                                                                      Ended March 31,
                                                                           -------------------------------------
                                                                                  2000               1999
                                                                           ------------------  -----------------
Revenue:
  Sales                                                                    $           10,150  $          75,000
  Cost of Sales                                                                         8,000             60,000
                                                                           ------------------  -----------------
Gross Margin                                                                            2,150             15,000

Expenses
  General and Administrative                                                          101,239              8,849
                                                                           ------------------  -----------------
Operating Profit (Loss)                                                               (99,089)             6,151
                                                                           ------------------  -----------------
Other Income

  Interest Income                                                                         142                  -
  Gain on Sale of Investments                                                          35,461                  -
  Interest Expense                                                                     (3,436)            (2,886)
                                                                           ------------------  -----------------
     Total Other Income                                                                32,167             (2,886)
                                                                           ------------------  -----------------
Income (Loss) Before Taxes                                                            (66,922)             3,265
Income Tax                                                                                  -                  -
                                                                           ------------------  -----------------
Net Income (Loss)                                                          $          (66,922) $           3,265
                                                                           ==================  =================
Weighted Average Shares
  Outstanding                                                                      11,656,585          1,654,051
                                                                           ==================  =================
Loss Per Share                                                              $          (0.01)  $                  -
                                                                           ==================  =================





                 See accompanying notes and accountants' report.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                             STATEMENT OF CASH FLOWS

                                                                                   For the Three Months
                                                                                      Ended March 31,
                                                                           -------------------------------------
                                                                                  2000               1999
                                                                           ------------------  -----------------
Cash Flows from Operating Activities:
Net cash used in operating activities                                       $          62,787   $         (8,849)
Cash Flows from Investing Activities:
Net cash used by investing activities                                                       -                  -
                                                                           ------------------  -----------------
Cash Flows From Financing Activities:
   Loans from shareholder                                                              (5,300)             8,849
                                                                           ------------------  -----------------
Net Cash Provided by Financing  Activities                                             (5,300)             8,849
                                                                           ------------------  -----------------
Net Increase (Decrease) in Cash  and
  Cash Equivalents                                                                     57,487                  -
Cash and Cash Equivalents at
  Beginning of the Year                                                                   149                  -
                                                                           ------------------  -----------------
Cash and Cash Equivalents at
  End of the Year                                                             $        57,636  $                   -
                                                                           ==================  =================

Reconciliation of Net Loss to Cash Used
by Operating Activities

Net income (loss)                                                          $          (66,922) $           3,265
Changes in Assets and Liabilities
---------------------------------
Increase in accounts receivable                                                             -                  -
Decrease (Increase) in Inventory                                                      (13,700)            30,000
Decrease (Increase) in Marketable Securities                                           85,615            (75,000)
Increase in accounts payable                                                            5,454                803
Increase in trade dollars payable                                                           -             30,000
Increase in accrued expenses                                                            2,340              2,083
Amortization                                                                           50,000                  -
                                                                           ------------------  -----------------
Net Cash Used by Operating Activities                                      $           62,787   $         (8,849)
                                                                           ==================  =================

SUPPLEMENTAL DISCLOSURE OF CASH
-------------------------------
FLOW INFORMATION:
Interest                                                                   $                -  $                -
Income Taxes                                                               $                -  $                -

                 See accompanying notes and accountants' report.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Optimum Source International, Ltd. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         The unaudited financial statements as of March 31, 2000 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

 Reclassification

         Certain   reclassifications  have  been  made  in  the  1999  financial statements to conform with the 2000 presentation.

Loss per Share

         The reconciliations of the numerators and denominators of the basic earnings per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                              ------              ------               ------
                                                           (Numerator)         (Denominator)

                                                                 For the three months ended March 31, 2000
                                                                 -----------------------------------------
Basic Earnings per Share
Income available to common shareholders                 $          (66,922)          11,656,585  $           (0.01)
                                                        ==================  ===================  ==================

                                                                 For the three months ended March 31, 1999
                                                                 -----------------------------------------
Basic Earnings per Share
Income available to common shareholders                 $            3,265            1,654,051  $               -
                                                        ==================  ===================  ==================


There are no outstanding common stock equivalents at March 31, 2000. The effect of outstanding common stock equivalents would be antidilutive for 2000 and are thus not considered.

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

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

Intangibles

         Intangible assets associated with the acquisition of "The Word, Ltd." are amortized over five years.


NOTE 2 - COMPREHENSIVE INCOME

         Comprehensive income is the total of (1) net income plus (2) all other changes in net income arising from nonowner sources, which are referred to as other comprehensive income. An analysis of changes in components of accumulated other comprehensive income is presented in the statement of changes in stockholders' equity.

NOTE 3 - AVAILABLE-FOR-SALE INVESTMENTS

         The Company's investments in marketable equity securities are held for an indefinite period and thus are classified as available for sale. Unrealized holding gain (loss) on such securities, which were added to stockholders' equity during 1999 were $25,511 . For the three months ended March 31, 2000, this unrealized holding gain was $25,511.

NOTE 4 - INCOME TAXES

         As of March 31, 2000, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $178,000 expiring in 2016 through 2018. Current tax laws limit the amount of loss that can offset future taxable income when there is a substantial change in ownership. The amount of net operating loss available to offset future income will be limited if there is a substantial change in ownership.

         The Company is subject to corporate federal income taxes. Deferred taxes are determined based on the estimated future tax effects of differences between the financial reporting and tax basis of assets and liabilities given the provisions of the enacted tax laws. The deferred tax asset and deferred tax liability comprised the following at March 31:

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (Continued)

                                                                                 March 31,          December 31,
                                                                                    2000                1999
                                                                             ------------------  ------------------
Deferred Tax Asset:
  Net operating loss carryforward                                            $           52,679  $           26,540
  Valuation Allowance                                                                   (52,679)            (26,540)
                                                                             ------------------  ------------------
Deferred Tax Asset                                                                            -                   -
                                                                             ------------------  ------------------
Deferred Tax Liability:                                                                       -                   -
                                                                             ------------------  ------------------
Net Deferred Tax Asset (Liability)                                           $                -  $                -
                                                                             ==================  ==================

The components of the income tax provision are as follows:

                                                   For the Three Months
                                                     Ended March 31,
                                                 2000                1999
                                          ------------------  ------------------
Current

 Federal                                  $                -  $             490
 State                                                     -                  -
Deferred

 Federal                                                   -               (490)
 State                                                     -                  -
                                          ------------------  ------------------

     Total                                $               -    $               -
                                          ==================  ==================

A reconciliation between the Company's effective tax rate and the statutory federal income tax rate on the income from continuing operations is as follows:

                                                                         For the Three Months
                                                                           Ended March 31,
                                                                  2000                    1999
                                                            -----------------       ---------------
Statutory federal income tax rate                                       34.00 %             34.00 %
State income taxes                                                          - %                 - %
Other                                                                 (34.00) %           (34.00) %
                                                            -----------------       ---------------
Effective income tax rate                                                   - %                 - %
                                                            =================       ===============

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

 NOTE 5 - RELATED PARTY TRANSACTIONS

         During 1999 and 1998 the Company borrowed money from an officer to pay administrative expenses. The loan is payable on demand and carries an annual interest rate of 10 percent. As of March 31, 2000, the principal owing is $90,156 with accrued interest of $13,639.

NOTE 6 - COMMITMENTS

         The Company has committed to a one year lease at $1,500 per month for its corporate headquarters in Las Vegas, Nevada.

         As of March 31, 2000 all activities of the Company were conducted by corporate officers from either their homes or business offices. There are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

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

Total Revenues - For the three months ended March 31, 2000 and 1999, the Company had total sales of approximately $10,150 and $75,000 respectively.

Costs and Expenses - For the three months ended March 31, 2000 and 1999, the Company had a net loss of approximately $67,000 and net income of approximately $3,000, respectively.

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

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         The Company did not file a report on Form 8-K during the three months ended March 31, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.

                                  (Registrant)






DATE:       May 17, 2000
     -------------------



By:    /S/
    ------
       James O'Brien, C.E.O., President
       (Principal financial and Accounting Officer)