Form 10QSB
period 2000-06-30
OPTIMUM SOURCE INTERNATIONAL LTD
filed 2000-08-23
CIK 1056256

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:       June 30, 2000
                              ----------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

For the transition period from                to
                                -------------     ------------
        Commission file number             0-23825
                                -------------------------------

                       Optimum Source International, Ltd.
              ----------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

    Nevada                                                   86-0674322
--------------------------------------------------------------------------------
(State or other jurisdiction                                (IRS Employer
of incorporation or organization)                        Identification No.)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 11,656,585 as of June 30, 2000
                                                 -------------------------------

     Transitional Small Business  Disclosure Format (check one). Yes  ; No  X

                                     PART I


Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT


Optimum Source International, Ltd.


     We have reviewed the accompanying balance sheets of Optimum Source International, Ltd. as of June 30, 2000 and December 31, 1999, and the related statements of operations for the three and six months, and cash flows for the six month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

                                                 Respectfully submitted



                                                 /s/ ROBISON, HILL & CO.
                                                 Certified Public Accountants

Salt Lake City, Utah
August 22, 2000

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                                  BALANCE SHEET





                                                    June 30,        December 31,
ASSETS ...................................            2000               1999
                                                  -----------         ----------
Current Assets
  Cash ...................................        $     7,718         $      149
  Accounts Receivable ....................              2,455              2,455
  Inventory ..............................             45,800             32,100
  Marketable Securities ..................             21,864            127,688
                                                  -----------         ----------

     Total Current Assets ................             77,837            162,392

Other Assets
  Intangible Assets ......................          1,000,000          1,000,000
  Accumulated Amortization ...............           (100,000)              --
                                                  -----------         ----------
     Total Other Assets ..................            900,000          1,000,000

  Total Assets ...........................        $   977,837         $1,162,392
                                                  ===========         ==========

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                                  BALANCE SHEET
                                   (Continued)






                                                          June 30,  December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY .................      2000          1999
                                                        -----------   -----------
Liabilities
  Accounts Payable - Trade Dollars ...................  $    32,100   $    32,100
  Accounts Payable ...................................       39,894        28,748
  Accrued Liabilities ................................       15,886        11,299
  Loans from Shareholder .............................       90,156        95,456
                                                        -----------   -----------

     Total Liabilities ...............................      178,036       167,603
                                                        -----------   -----------

Stockholders' Equity
   Preferred Stock, authorized 5,000,000 shares of
        $.01 par value, issued and outstanding 0 .....         --            --
  Common Stock, authorized 50,000,000 shares of
    $.001 par value, issued and outstanding 11,656,585       11,657        11,657
  Additional Paid in Capital .........................    1,096,263     1,096,262
 Accumulated Other Comprehensive Income ..............        5,301        25,511
  Retained Deficit ...................................     (313,420)     (138,641)
                                                        -----------   -----------

     Total Stockholders' Equity (Deficit) ............      799,801       994,789
                                                        -----------   -----------

     Total Liabilities and Stockholders' Equity ......  $   977,837   $ 1,162,392
                                                        ===========   ===========













                 See accompanying notes and accountants' report.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                             STATEMENT OF OPERATIONS







                                   For the Three Months         For the Six Months
                                      Ended June 30,              Ended June 30,
                               --------------------------   --------------------------
                                   2000          1999           2000          1999
                               ------------   -----------   ------------   -----------
Revenue:
  Sales .....................  $     19,000   $      --     $     29,150   $    75,000
  Cost of Sales .............        21,581          --           29,581        60,000
                               ------------   -----------   ------------   -----------

Gross Margin ................        (2,581)         --             (431)       15,000

Expenses
  General and Administrative        103,217         7,600        204,457        16,450
                               ------------   -----------   ------------   -----------

Operating Profit (Loss) .....      (105,798)       (7,600)      (204,888)       (1,450)
                               ------------   -----------   ------------   -----------

Other Income
  Interest Income ...........           189          --              332          --
  Gain on Sale of Investments          --            --           35,461          --
  Interest Expense ..........        (2,248)       (2,820)        (5,683)       (5,706)
                               ------------   -----------   ------------   -----------

     Total Other Income .....        (2,059)      (10,420)        30,110        (5,706)
                               ------------   -----------   ------------   -----------

Income (Loss) Before Taxes ..      (107,857)      (10,420)      (174,778)       (7,156)
Income Tax ..................          --            --             --            --
                               ------------   -----------   ------------   -----------

Net Income (Loss) ...........  $   (107,857)  $   (10,420)  $   (174,778)  $    (7,156)
                               ============   ===========   ============   ===========

Weighted Average Shares
  Outstanding ...............    11,656,585     1,654,051     11,656,585     1,654,051
                               ============   ===========   ============   ===========

Loss Per Share ..............  $      (0.01)  $     (0.01)  $      (0.01)  $      --
                               ============   ===========   ============   ===========





                 See accompanying notes and accountants' report.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                             STATEMENT OF CASH FLOWS


                                                      For the Six Months
                                                         Ended June 30,
                                                     ---------------------
                                                        2000       1999
                                                     ---------   --------

Cash Flows from Operating Activities:
Net cash used in operating activities .............  $  12,869   $(11,850)

Cash Flows from Investing Activities:
Net cash used by investing activities .............       --         --
                                                     ---------   --------

Cash Flows From Financing Activities:
   Loans from shareholder .........................     (5,300)    11,850
                                                     ---------   --------
Net Cash Provided by Financing  Activities ........     (5,300)    11,850
                                                     ---------   --------

Net Increase (Decrease) in Cash  and
  Cash Equivalents ................................      7,569       --
Cash and Cash Equivalents at
  Beginning of the Year ...........................        149       --
                                                     ---------   --------
Cash and Cash Equivalents at
  End of the Year .................................  $   7,718   $   --
                                                     =========   ========

Reconciliation of Net Loss to Cash Used
by Operating Activities
Net income (loss) .................................  $(174,778)  $ (7,156)
Changes in Assets and Liabilities

Increase in accounts receivable ...................       --         --
Decrease (Increase) in Inventory ..................    (13,700)    30,000
Decrease (Increase) in Marketable Securities ......     85,614    (75,000)
Increase in accounts payable ......................     11,146      5,848
Increase in trade dollars payable .................       --       30,000
Increase in accrued expenses ......................      4,587      4,458
Amortization ......................................    100,000       --
                                                     ---------   --------
Net Cash Used by Operating Activities .............  $  12,869   $(11,850)
                                                     =========   ========

SUPPLEMENTAL DISCLOSURE OF CASH

FLOW INFORMATION:
Interest ..........................................  $   5,683   $  5,706
Income Taxes ......................................  $    --     $   --

                 See accompanying notes and accountants' report.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of accounting policies for Optimum Source International, Ltd. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

     The unaudited financial statements as of June 30, 2000 and for the six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (Continued)


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

Loss per Share

     The reconciliations of the numerators and denominators of the basic earnings per share computations are as follows:

                                                                                                                       Per-Share
                                             Income           Shares             Amount
                                             ------           ------             ------
                                          (Numerator)      (Denominator)

                                              For the three months ended June 30, 2000
                                              ----------------------------------------
Basic Earnings per Share
Income available to common shareholders $       (107,857)        11,656,585   $         (0.01)
                                        ================  =================   ===============


                                              For the six months ended June 30, 2000
                                              --------------------------------------
Basic Earnings per Share
Income available to common shareholders $       (174,778)        11,656,585   $         (0.01)
                                        ================  =================   ===============


                                              For the three months ended June 30, 1999
                                              ----------------------------------------
Basic Earnings per Share
Income available to common shareholders $        (10,420)         1,654,051   $         (0.01)
                                        ================  =================   ===============


                                              For the six months ended June 30, 1999
                                              --------------------------------------
Basic Earnings per Share
Income available to common shareholders $         (7,156)         1,654,051   $          --
                                        ================  =================   ===============


There are no outstanding common stock equivalents at June 30, 2000. The effect of outstanding common stock equivalents would be antidilutive for 2000 and are thus not considered.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (Continued)


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


NOTE 3 - AVAILABLE-FOR-SALE INVESTMENTS

     The Company's investments in marketable equity securities are held for an indefinite period and thus are classified as available for sale. Unrealized holding gain (loss) on such securities, which were added to stockholders' equity during 1999 were $25,511 . For the six months ended June 30, 2000, this unrealized holding gain was $5,301.


NOTE 4 - INCOME TAXES

     As of June 30, 2000, the Company had a net operating loss
carryforward for income tax reporting purposes of approximately $286,000 expiring in 2016 through 2018. Current tax laws limit the amount of loss that can offset future taxable income when there is a substantial change in

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (Continued)


NOTE 4 - INCOME TAXES (continued):

ownership. The amount of net operating loss available to offset future income will be limited if there is a substantial change in ownership.

     The Company is subject to corporate federal income taxes. Deferred taxes are determined based on the estimated future tax effects of differences between the financial reporting and tax basis of assets and liabilities given the provisions of the enacted tax laws. The deferred tax asset and deferred tax liability comprised the following at June 30:



                                                       June 30,     December 31,
                                                         2000            1999
                                                       --------        --------
Deferred Tax Asset:
  Net operating loss carryforward ..............       $ 94,790        $ 26,540
  Valuation Allowance ..........................        (94,790)        (26,540)
                                                       --------        --------

Deferred Tax Asset .............................           --              --
                                                       --------        --------

Deferred Tax Liability: ........................           --              --
                                                       --------        --------

Net Deferred Tax Asset (Liability) .............       $   --          $   --
                                                       ========        ========


The components of the income tax provision are as follows:




                                            For the Six Months
                                              Ended June 30,
                                      2000                  1999
                                ----------------       ---------------
Current
 Federal ................       $           --         $          --
 State ..................                   --                    --
Deferred
 Federal ................                   --                    --
 State ..................                   --                    --
                                ----------------       ---------------

     Total ..............       $           --         $          --
                                ================       ===============

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (Continued)


NOTE 4 - INCOME TAXES (continued):

A reconciliation between the Company's effective tax rate and the statutory federal income tax rate on the income from continuing operations is as follows:


                                                  For the Six Months
                                                     Ended June 31,
                                                   2000        1999
                                                  -------     -------
Statutory federal income tax rate .........         34.00  %    34.00  %
State income taxes ........................          --    %     --    %
Other .....................................        (34.00) %   (34.00) %
                                                  -------     -------

Effective income tax rate .................          --    %     --    %
                                                  =======     =======


 NOTE 5 - RELATED PARTY TRANSACTIONS

     During 1999 and 1998 the Company borrowed money from an officer to pay administrative expenses. The loan is payable on demand and carries an annual interest rate of 10 percent. As of June 30, 2000, the principal owing is $90,156 with accrued interest of $15,886.


NOTE 6 - COMMITMENTS

     The Company has committed to a one year lease at $1,500 per month for its corporate headquarters in Las Vegas, Nevada.

     As of June 30, 2000 all activities of the Company were conducted by corporate officers from either their homes or business offices. There are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

Total Revenues - For the six months ended June 30, 2000 and 1999, the Company had total sales of approximately $29,000 and $75,000 respectively.

Costs and Expenses - For the six months ended June 30, 2000 and 1999, the Company had a net loss of approximately $175,000 and $7,000, respectively.

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

     The Company did not file a report on Form 8-K during the three months ended June 30, 2000.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                                  (Registrant)






DATE:       August 22, 2000
     ----------------------



By:    /S/
     ----------------------
       James O'Brien, C.E.O., President
       (Principal financial and Accounting Officer)