Form 10QSB
period 2000-09-30
OPTIMUM SOURCE INTERNATIONAL LTD
filed 2000-12-01
CIK 1056256

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:       September 30, 2000
                                -----------------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

For the transition period from                     to
                               ------------------      ------------
        Commission file number       0-23825
                               -----------------------

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 11,656,585 as of
                                                 September 30, 2000

     Transitional Small Business  Disclosure Format (check one). Yes ; No X

                                     PART I


Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT


Optimum Source International, Ltd.


     We have reviewed the accompanying balance sheets of Optimum Source International, Ltd. as of September 30, 2000 and December 31, 1999, and the related statements of operations for the three and nine months, and cash flows for the nine month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

                                             Respectfully submitted



                                             /s/ ROBISON, HILL & CO.
                                             Certified Public Accountants

Salt Lake City, Utah
November 30, 2000

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                                  BALANCE SHEET





                                                September 30,       December 31,
ASSETS ...................................           2000              1999
                                                  -----------        ----------
Current Assets

  Cash ...................................        $   236,380        $      149
  Accounts Receivable ....................              2,455             2,455
  Inventory ..............................             45,800            32,100
  Marketable Securities ..................             13,425           127,688
                                                  -----------        ----------

     Total Current Assets ................            298,060           162,392

Other Assets
  Intangible Assets ......................          1,000,000         1,000,000
  Accumulated Amortization ...............           (150,000)             --
                                                  -----------        ----------
     Total Other Assets ..................            850,000         1,000,000

  Total Assets ...........................        $ 1,148,060        $1,162,392
                                                  ===========        ==========

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                                  BALANCE SHEET
                                   (Continued)






                                                        September 30,   December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY ...................     2000          1999
                                                          -----------   -----------
Liabilities
  Accounts Payable - Trade Dollars .....................  $    32,100   $    32,100
  Accounts Payable .....................................       34,962        28,748
  Accrued Liabilities ..................................       18,408        11,299
  Loans from Shareholder ...............................      410,071        95,456
                                                          -----------   -----------

     Total Liabilities .................................      495,541       167,603
                                                          -----------   -----------

Stockholders' Equity
   Preferred Stock, authorized 5,000,000 shares of
        $.01 par value, issued and outstanding 0 .......         --            --
  Common Stock, authorized 50,000,000 shares of
    $.001 par value, issued and outstanding 11,656,585 .       11,657        11,657
  Additional Paid in Capital ...........................    1,096,262     1,096,262
 Accumulated Gain(Loss) on sale of marketable securities      (73,728)       25,511
  Retained Deficit .....................................     (381,672)     (138,641)
                                                          -----------   -----------

     Total Stockholders' Equity (Deficit) ..............      652,519       994,789
                                                          -----------   -----------

     Total Liabilities and Stockholders' Equity ........  $ 1,148,060   $ 1,162,392
                                                          -----------   -----------















                 See accompanying notes and accountants' report.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                             STATEMENT OF OPERATIONS







                                  For the Three Months         For the Nine Months
                                   Ended September 30,         Ended September 30,
                               --------------------------   --------------------------
                                  2000          1999           2000          1999
                               ------------   -----------   ------------   -----------
Revenue:
  Sales .....................  $     13,745   $      --     $     42,895   $    75,000
  Cost of Sales .............        20,444          --           50,025        60,000
                               ------------   -----------   ------------   -----------

Gross Margin ................        (6,699)         --           (7,130)       15,000

Expenses
  General and Administrative        129,623           715        334,080        17,165
                               ------------   -----------   ------------   -----------

Operating Profit (Loss) .....      (136,322)         (715)      (341,210)       (2,165)
                               ------------   -----------   ------------   -----------

Other Income
  Interest Income ...........             1          --              333          --
  Gain on Sale of Investments          --            --          106,051          --
  Interest Expense ..........        (2,522)       (3,980)        (8,205)       (9,686)
                               ------------   -----------   ------------   -----------

     Total Other Income .....        (2,521)       (3,980)        98,179        (9,686)
                               ------------   -----------   ------------   -----------

Income (Loss) Before Taxes ..      (138,843)       (4,695)      (243,031)      (11,851)
Income Tax ..................          --            --             --            --
                               ------------   -----------   ------------   -----------

Net Income (Loss) ...........  $   (138,843)  $    (4,695)  $   (243,031)  $   (11,851)
                               ============   ===========   ============   ===========

Weighted Average Shares
  Outstanding ...............    11,656,585     1,654,051     11,656,585     1,654,051
                               ============   ===========   ============   ===========

Loss Per Share ..............  $      (0.01)  $      --     $      (0.02)  $     (0.01)
                               ============   ===========   ============   ===========






                 See accompanying notes and accountants' report.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                             STATEMENT OF CASH FLOWS


                                                           For the Nine Months
                                                           Ended September 30,
                                                          ---------------------
                                                            2000        1999
                                                          ---------    --------

Cash Flows from Operating Activities:
   Cash paid to suppliers .............................   $(199,459)   $(11,850)
                                                          ---------    --------
Net cash used in operating activities .................    (199,459)    (11,850)
                                                          ---------    --------

Cash Flows from Investing Activities:
   Cash received from sale of marketable securities ...     121,075
                                                          ---------    --------
Net cash used by investing activities .................     121,075        --
                                                          ---------    --------

Cash Flows From Financing Activities:
   Loans from shareholder .............................     314,615      11,850
                                                          ---------    --------
Net Cash Provided by Financing  Activities ............     314,615      11,850
                                                          ---------    --------

Net Increase (Decrease) in Cash  and
  Cash Equivalents ....................................     236,231        --
Cash and Cash Equivalents at
  Beginning of the Year ...............................         149        --
                                                          ---------    --------
Cash and Cash Equivalents at
  End of the Year .....................................   $ 236,380    $   --
                                                          =========    ========

Reconciliation of Net Loss to Cash Used
by Operating Activities
Net income (loss) .....................................   $(243,031)   $(11,851)
Changes in Assets and Liabilities
                                                                       --------
Increase in accounts receivable .......................        --          --
Decrease (Increase) in inventory ......................     (13,700)     30,000
Decrease (Increase) in marketable securities ..........        --       (75,000)
Gain on sale of investments ...........................    (106,051)       --
Increase in accounts payable ..........................       6,214       6,563
Increase in trade dollars payable .....................        --        30,000
Increase in accrued expenses ..........................       7,109       8,438
Amortization ..........................................     150,000        --
                                                          ---------    --------
Net Cash Used by Operating Activities .................   $(199,459)   $(11,850)
                                                          =========    ========

SUPPLEMENTAL DISCLOSURE OF CASH
-------------------------------
FLOW INFORMATION:
Interest                                                  $  8,205     $   --
Income Taxes                                              $    --      $   --
                 See accompanying notes and accountants' report.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of accounting policies for Optimum Source International, Ltd. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

     The unaudited financial statements as of September 30, 2000 and for the nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months.
Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Continued)


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

Loss per Share

     The reconciliations of the numerators and denominators of the basic earnings per share computations are as follows:

                                                                     Per-Share
                                            Income       Shares        Amount
                                            ------       ------        ------
                                          (Numerator) (Denominator)

                                   For the three months ended September 30, 2000
                                   ---------------------------------------------
Basic Earnings per Share
Income available to common shareholders  $   (138,843)  11,656,585   $    (0.01)
                                         ============  ===========   ==========


                                    For the nine months ended September 30, 2000
                                    --------------------------------------------
Basic Earnings per Share
Income available to common shareholders  $   (243,031)  11,656,585   $    (0.02)
                                         ============  ===========   ==========


                                   For the three months ended September 30, 1999
                                   ---------------------------------------------
Basic Earnings per Share
Income available to common shareholders  $     (4,695)   1,654,051   $     --
                                         ============  ===========   ==========


                                    For the nine months ended September 30, 1999
                                    --------------------------------------------
Basic Earnings per Share
Income available to common shareholders  $    (11,851)   1,654,051   $    (0.01)
                                         ============  ===========   ==========


There are no outstanding common stock equivalents at September 30, 2000. The effect of outstanding common stock equivalents would be antidilutive for 2000 and are thus not considered.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Continued)


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


NOTE 3 - AVAILABLE-FOR-SALE INVESTMENTS

     The Company's investments in marketable equity securities are held for an indefinite period and thus are classified as available for sale. Unrealized holding gain (loss) on such securities, which were added to stockholders' equity during 1999 were $25,511 . For the nine months ended September 30, 2000, this unrealized holding loss was $73,728.


NOTE 4 - INCOME TAXES

     As of September 30, 2000, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $354,000 expiring in 2016 through 2018. Current tax laws limit the amount of loss that can offset future taxable income when there is a substantial change in

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Continued)


NOTE 4 - INCOME TAXES (continued):

ownership. The amount of net operating loss available to offset future income will be limited if there is a substantial change in ownership.

     The Company is subject to corporate federal income taxes. Deferred taxes are determined based on the estimated future tax effects of differences between the financial reporting and tax basis of assets and liabilities given the provisions of the enacted tax laws. The deferred tax asset and deferred tax liability comprised the following at September 30:



                                                   September 30,    December 31,
                                                         2000            1999
                                                       ---------       --------
Deferred Tax Asset:
  Net operating loss carryforward ...............      $ 123,911       $ 26,540
  Valuation Allowance ...........................       (123,911)       (26,540)
                                                       ---------       --------

Deferred Tax Asset ..............................           --             --
                                                       ---------       --------

Deferred Tax Liability: .........................           --             --
                                                       ---------       --------

Net Deferred Tax Asset (Liability) ..............      $    --         $   --
                                                       =========       ========


The components of the income tax provision are as follows:




                                             For the Nine Months
                                             Ended September 30,
                                        2000                       1999
                                ---------------------       --------------------
Current
 Federal ................       $                --         $               --
 State ..................                        --                         --
Deferred
 Federal ................                        --                         --
 State ..................                        --                         --
                                ---------------------       --------------------

     Total ..............       $                --         $               --
                                =====================       ====================

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Continued)


NOTE 4 - INCOME TAXES (continued):

A reconciliation between the Company's effective tax rate and the statutory federal income tax rate on the income from continuing operations is as follows:


                                                   For the Nine Months
                                                   Ended September 31,
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
                                                  =======    =======


 NOTE 5 - RELATED PARTY TRANSACTIONS

     During 1999 and 1998 the Company borrowed money from an officer to pay administrative expenses. The loan is payable on demand and carries an annual interest rate of 10 percent. As of September 30, 2000, the principal owing is $410,071 with accrued interest of $18,408.


NOTE 6 - COMMITMENTS

     The Company has committed to a one year lease at $1,500 per month for its corporate headquarters in Las Vegas, Nevada.

     As of September 30, 2000 all activities of the Company were conducted by corporate officers from either their homes or business offices. There are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

Total Revenues - For the nine months ended September 30, 2000 and 1999, the Company had total sales of approximately $42,900 and $75,000 respectively.

Costs and Expenses - For the nine months ended June 30, 2000 and 1999, the Company had a net loss of approximately $243,000 and $11,900, respectively.

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

           None.

Item 5.  Other Information

           None.

Item 6.  Exhibits and Reports on Form 8-K

     The Company did not file a report on Form 8-K during the three months ended September 30, 2000.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                                  (Registrant)






DATE: December 1, 2000
      ----------------



By:  /S/
    ------
    James O'Brien, C.E.O., President
    (Principal financial and Accounting Officer)