Form 10KSB
period 2000-12-31
OPTIMUM SOURCE INTERNATIONAL LTD
filed 2001-03-29
CIK 1056256

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB



(Mark One)

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For Fiscal Year Ended: December 31, 2000


     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                   To


                  Commission file number                 0-23825
                                                         -------

                       Optimum Source International, Ltd.
                       -----------------------------------
                 (Name of small business issuer in its charter)

     Nevada                                                 86-0674322
-------------------------------                           ---------------
State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization                            Identification No.)

           4525 West Hacienda Avenue, Ste 12H, Las Vegas, Nevada 89118
           -----------------------------------------------------------
               (Address of principal executive offices) (Zip code)


Issuer's telephone number                      (800) 868-7233 ext 225
                                              -----------------------

Securities registered under Section 12(b) of the Act: NONE
Securities registered under Section 12(g) of the Act:


                          Common Stock Par Value $0.001
                          -----------------------------
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year. $462,591

     As of March 2, 2001, there were 11,656,585 shares of the Registrant's common stock, par value $0.001, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $1,837,883computed at the estimated average bid and asked price as of March 2, 2001.


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

                                TABLE OF CONTENTS


Item Number and Caption                                                     Page

PART I

Item 1. Description of Business................................................4

Item 2. Description of Property................................................9

Item 3. Legal Proceedings......................................................9

Item 4. Submission of Matters to a Vote of Security Holders....................9


PART II

Item 5. Market for Common Equity and Related Stockholder Matters...............9

Item 6. Management's Discussion and Analysis or Plan of Operations............10

Item 7. Financial Statements..................................................12

Item 8. Changes in and Disagreements With Accountants on Accounting and
        Financial Disclosure..................................................13

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act.....................13

Item 10. Executive Compensation...............................................14

Item 11. Security Ownership of Certain Beneficial Owners and Management.......14

Item 12. Certain Relationships and Related Transactions.......................15

Item 13. Exhibits and Reports on Form 8-K.....................................15

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

Future Capital Needs and Uncertainty of Additional Funding

     The Company was not in full operation during 2000 and thus, the revenues generated are not representative of those that are expected once full operating status has been achieved. Revenues are not yet sufficient to support the Company's operating expenses. However, the Company is cautiously optimistic that operating revenues will be adequate to meet operating expenses during the next year. Since the Company's formation, it has funded its operations and capital expenditures primarily through private placements of debt and equity securities. The Company will be required to seek additional financing in the future. There can be no assurance that such financing will be available at all or available on terms acceptable to the Company.

Government Regulation

     The Company's products currently do not require government approval. The Company is not aware of any existing or probable governmental regulations on the business.

Research and Development Activities

     For the years ended December 31, 2000 and 1999 there was no money allocated to research and development. Royalty agreements provided that the research and development expenses are to be paid by the royalty holder.

Employees

     As of December 31, 2000 the Company had no full time employees. There are a
total  of  4  contract   employees   engaged  in  the  general   management  and
administration.

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



     No matters were subject to a vote of security holders during the year 2000.




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

                     1999:           High                   Low
First  Quarter                                 (To the best knowledge of
                                               management,  there was no trading
                                               of shares  for the first  quarter
                                               1999.)
Second Quarter                       $            0.125     $           0.125
Third Quarter                        $            6.000     $           5.438
Fourth Quarter                       $            6.875     $           4.750

                     2000:
First Quarter                        $            6.250     $           4.930
Second Quarter                       $            5.250     $           3.000
Third Quarter                        $            8.000     $           2.000
Fourth Quarter                       $            8.313     $           1.500


     The number of shareholders of record of the Company's common stock as of December 31, 2000 was approximately 261.

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

Results of Operations

     From 1984 to 1986, the Company attempted to manufacture, distribute and sell chemical products for the purification of water. This business activity was abandoned. From 1986 to 1990, the Company attempted to acquire interests in various business opportunities, all attempts were abandoned. The Company was inactive from 1990 to 1992. The Company was in the development stage from December 31, 1992 through December 31, 1997. The Company was not in full operations as of December 31, 2000, accordingly, comparisons with prior periods are not meaningful.

Total Revenues - For the years ended December 31, 2000 and 1999, the Company had total trade revenues of approximately $462,000 and $182,000, respectively.

Costs and Expenses - For the year ended December 31, 1999, the Company had net income of approximately $75,000. For the year ended December 31, 2000, the Company had a net loss of approximately $536,000. The net loss for 2000 is largely attributable to the amortization of intangible assets and additional expenses incurred by startup companies. Given the limited operations which took place in 2000, any discussion of operating expenses as a percentage of sales would not be meaningful and might be misleading.

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

     In order to complete any acquisition, the Company may be required to supplement its available cash and other liquid assets with proceeds from borrowing, the sale of additional securities, including the private placement of restricted stock and/or a public offering, or other sources. There can be no assurance that any such required additional funding will be available or favorable to the Company.

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

Chad Nehring           29        Director                    2000 to Present


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

Chad Nehring, Director, with an Associate's Degree in Criminal Justice, is serving OSI as Director of Operations. He has attended the University of Wisconsin and various technical colleges. Prior to OSI, since 1990, Chad's experience was in law enforcement/public safety in the State of Wisconsin.

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


                 ITEM 11 SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT




Principal Shareholders

     The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 11,656,585 shares of issued and outstanding Common Stock of the Company as of March 2, 2000 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

                                                   # of
Name and Address                Nature of          Shares
of Beneficial Owners            Ownership          Owned               Percent
Directors

James O'Brien                   Common Stock       10,000,000          86%

All Executive Officers          Common Stock       10,002,534          86%
and Directors as a Group
  (3 persons)

Mr. O'Brien has "sole investment power" and "sole voting power" over 10,000,000 shares.



             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



     James O'Brien, the President of the Company, provided the Company with the marketing distribution plans, compensation program, commission payout structure, operations, and automated monthly ordering system.

     During 2000 and 1999 the Company borrowed money from shareholders to pay administrative expenses. The loans are payable on demand and carries an annual interest rate of 10 percent. As of December 31, 2000, the loans have been repaid.



                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K




(a)        The following documents are filed as part of this report.

1.         Financial Statements                                           Page

Report of Robison, Hill & Co., Independent Certified Public Accountants  F - 1

 Balance Sheets
  December 31, 2000 and 1999                                             F - 2

 Statements of Operations
  For the Years Ended December 31, 2000 and 1999                         F - 3

 Statement of Stockholders' Equity
  For the Years Ended December 31, 2000 and 1999                         F - 4

 Statements of Cash Flows
  For the Years Ended December 31, 2000 and 1999                         F - 5

Notes to the  Financial Statements
  December 31, 2000 and 1999                                             F - 6

2.         Financial Statement Schedules

     The following financial statement schedules required by Regulation S-X are included herein.

     All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


3.         Exhibits

     The following exhibits are included as part of this report:

Exhibit
Number           Title of Document


3.1      Articles of Incorporation(1)
3.2      By-laws(1)
10.1     2000/2001 Directors and Employees stock option and stock award plan.


(1) Incorporated by reference.


     (a) No reports on Form 8-K were filed.

                                   SIGNATURES



     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.


Dated: March 29, 2001                          By  /S/     James O'Brien
                                               -------------------------
                                               James O'Brien,
                                               C.E.O., President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                      Title

/S/     James O'Brien
        James O'Brien                           Director, C.E.O., President
        March 29, 2001                          (Principal Executive, Financial
Date                                            and Accounting Officer)

/S/     Rose Fischer
        Rose Fischer                            Director, Secretary/Treasurer
        March 29, 2001
Date

/S/     Chad Nehring
        Chad Nehring                            Director
         March 29, 2001
Date

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
Optimum Source International, Ltd.



     We have audited the accompanying balance sheets of Optimum Source International, Ltd., as of December 31, 2000 and 1999, and the related statements of operations, retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Optimum Source International, Ltd., as of December 31, 2000 and 1999 and the results of its operations, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                               Respectfully submitted,



                                               /s/ ROBISON, HILL & CO.
                                               Certified Public Accountants

Salt Lake City, Utah
February 2, 2001

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                                 BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                                         2000          1999
                                                      -----------   -----------
Assets
Current Assets
    Cash ...........................................  $    19,222   $       149
    Accounts Receivable ............................       14,771         2,455
    Inventory ......................................      350,737        32,100
    Prepaid Expense ................................        9,000          --
    Available-for-Sale Investments .................        9,827       127,688
                                                      -----------   -----------

     Total Current Assets ..........................      403,557       162,392
Office Equipment and Furniture
(net of depreciation of $1,269) ....................       24,109          --
Other Assets - Intangible Assets ...................         --       1,000,000
                                                      -----------   -----------

                                                      $   427,666   $ 1,162,392
                                                      ===========   ===========

Liabilities and Stockholders' Equity
Liabilities
   Accounts Payable ................................  $    10,000   $    28,748
   Trade Dollars Payable ...........................         --          32,100
   Accrued Liabilities .............................        7,631        11,299
   Short-term Notes Payable ........................       55,000          --
   Loans From Shareholder ..........................         --          95,456
                                                      -----------   -----------

     Total Liabilities .............................       72,631       167,603
                                                      -----------   -----------

Stockholders' Equity
   Preferred Stock, authorized 5,000,000 shares of
        $.01 par value, issued and outstanding zero          --            --
   Common Stock, authorized 50,000,000 shares of
         $.001 par value, issued and
         outstanding 11,656,585 at
         December 31, 2000 and 1999 ................       11,657        11,657
    Additional Paid in Capital .....................    1,096,262     1,096,262
    Accumulated Other Comprehensive Income (Expense)      (77,325)       25,511
    Retained Deficit ...............................     (675,559)     (138,641)
                                                      -----------   -----------

     Total Stockholders' Equity (Deficit) ..........      355,035       994,789
                                                      -----------   -----------

   Total Liabilities and Stockholders' Equity ......  $   427,666   $ 1,162,392
                                                      ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                       2000            1999
                                                   ------------     -----------

Revenues ......................................    $    462,591     $   182,626
Cost of Revenues ..............................         111,555          56,400
                                                   ------------     -----------

     Gross Profit .............................         351,036         126,226

Expenses:
   Advertising ................................         (15,785)           --
   General and Administrative Expenses ........        (874,619)        (37,712)
                                                   ------------     -----------

     Income (Loss) from Operations ............        (539,368)         88,514

Other Income (Expense):
   Gain on Sale of Marketable Securities ......          35,461            --
   Interest Income ............................           1,727            --
   Interest Expense ...........................         (34,738)        (13,608)
                                                   ------------     -----------

     Net Other Income (Expense) ...............           2,450         (13,608)
                                                   ------------     -----------

Net Income (Loss) Before Taxes ................        (536,918)         74,906

Income Taxes ..................................            --              --
                                                   ------------     -----------

Net Loss ......................................    $   (536,918)    $    74,906
                                                   ============     ===========

Net Income (Loss) Per Share ...................    $      (0.05)    $      0.03
                                                   ============     ===========

Weighted Average shares
 Outstanding ..................................      11,656,585       2,887,004
                                                   ============     ===========








                 The accompanying notes are an integral part of
                          these financial statements.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                                        Accumulated
                                                             Additional Other
                                        Common Stock         Paid-in    Comprehensive
                                    ---------------------                          Retained
                                      Shares      Amount     Capital     Income    Deficit
                                    ----------  ---------  ----------   --------   --------

Balance at January 1, 1999 ........  1,654,051  $   1,654  $   92,765   $   --    $(213,547)

November 2, 1999 Shares
issued in exchange for
"The Word" subsidiary ............. 10,000,000     10,000     990,000       --         --

December 20, 1999 Shares
issued for cash ....................     2,534          3      13,497       --         --

Comprehensive income:
  Net Income .......................      --         --          --         --       74,906
  Unrealized holding gains .........      --         --          --       25,511       --
                                    ----------  ---------  ----------   --------   --------

Balance at December 31, 1999 .......11,656,585     11,657   1,096,262     25,511   (138,641)

Comprehensive income:
  Net Loss .........................      --         --          --         --     (536,918)
  Unrealized holding losses ........      --         --          --     (102,836)      --
                                    ----------  ---------  ----------   --------   --------

Balance at December 31, 2000 .......11,656,585  $  11,657  $1,096,262  $ (77,325) $(675,559)
                                    ==========  =========  ==========   ========   ========












                 The accompanying notes are an integral part of
                          these financial statements.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                 December
                                                           ---------------------
                                                             2,000        1999
                                                           ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss) .......................................  $(536,918)  $  74,906
Adjustments used to reconcile net income to net
cash provided by (used in) operating activities:
    Depreciation and amortization .......................    501,269        --
    Gain on sale of available-for-sale investments ......    (35,785)       --
    Unrealized holding losses (gains) ...................    (70,265)       --
Changes in operating assets and liabilities:
   Increase (decrease) in accounts receivable ...........    (12,316)     (2,455)
   Decrease (increase) in inventory .....................   (318,637)     17,900
   Increase in prepaid expense ..........................     (9,000)       --
   Increase (decrease) in accounts payable ..............    (18,748)     10,059
   Increase (decrease) in trade dollars payable .........    (32,100)    (32,900)
   Increase (decrease) in accrued expenses ..............     (3,668)      9,166
   Increase in short-term notes payable .................     55,000        --
                                                           ---------   ---------
Net Cash Provided (used) by operating Activities ........   (481,168)     76,676
                                                           ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets ................................    (25,378)       --
Proceeds from sale of intangible assets .................    500,000        --
Cash received from sale of available-for-sale investments    121,075        --
Acquisition of available-for-sale investments ...........       --      (102,177)
                                                           ---------   ---------
Net cash provided (used) by investing activities ........    595,697    (102,177)
                                                           ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock ..................       --        13,500
Principal payments on loans from shareholder ............   (512,041)       --
Loans from shareholder ..................................    416,585      12,150
                                                           ---------   ---------
Net cash provided (used) by financing activities ........    (95,456)     25,650
                                                           ---------   ---------

Net increase (decrease) in cash and Cash equivalents ....     19,073         149
Cash and cash equivalents at beginning of year ..........        149        --
                                                           ---------   ---------
Cash and cash equivalents at end of year ................  $  19,222   $     149
                                                           =========   =========

Supplemental Disclosure of Cash Flow Information
Interest ................................................  $  38,406   $    --
Income Taxes ............................................  $    --     $    --





                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                   (Continued)

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
































    The accompanying notes are an integral part of these financial statements

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

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

Concentration of Credit Risk

     The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

     The reconciliations of the numerators and denominators of the basic earnings per share computations are as follows:

                                                                    Per-Share
                                         Income        Shares        Amount
                                         ------        ------        ------
                                        (Numerator)   (Denominator)

                                        For the year ended December 31, 1999
Basic Earnings per Share
Income available to common shareholders $      74,906     2,887,004  $    0.03
                                        ============= =============  =========


                                        For the year ended December 31, 2000
Basic Earnings per Share
Income (loss) available to common shareholders
                                        $    (536,918)   11,656,585  $   (0.05)
                                        ============= =============  =========


     There are no outstanding common stock equivalents at December 31, 2000. The effect of outstanding common stock equivalents would be antidilutive for 2000 and 1999 and are thus not considered.

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

Advertising Expense

     Advertising costs are expensed when the services are provided.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Investments

     The Company's securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.

     Investments in securities are summarized as follows:

                                December 31, 2000
                      ---------------------------------------------
                      Gross           Gross
                      Unrealized      Unrealized        Fair
                      Gain            Loss              Value
                      --------------  -------------   -------------
Trading Securities    $         --    $      77,326   $       9,827
                      ==============  =============   =============


                                 December 31, 1999
                      ----------------------------------------------
                      Gross           Gross
                      Unrealized      Unrealized       Fair
                      Gain            Loss             Value
                      --------------  ------------- ---------------
Trading Securities    $       90,007  $      64,495 $       127,688
                      ==============  ============= ===============

     Realized Gains and losses are determined on the basis of specific identification. During the years ended December 31, 2000 and 1999, sales proceeds and gross realized gains and losses on securities classified as trading securities were:


                                       For the Year Ended
                                        December 31,
                                     2000             1999
                               ----------------  ----------------

Sale Proceeds ............     $        121,075  $           --
                               ================  ================

Gross Realized Losses ....     $           --    $           --
                               ================  ================

Gross Realized Gains .....     $        106,051  $           --
                               ================  ================

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Property and Equipment

     Property and equipment are stated at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis from 3 to 5 years.

     Upon sale or other disposition of property and equipment, the cost and related accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the determination of income or loss.

     Expenditures for maintenance and repairs are charged to expense as incurred. Major overhauls and betterments are capitalized and depreciated over their useful lives.

     The Company identifies and records impairment losses on long-lived assets such as property and equipment when events and circumstances indicate that such assets might be impaired. The Company considers factors such as significant changes in the regulatory or business climate and projected future cash flows from the respective asset. Impairment losses are measured as the amount by which the carrying amount of intangible asset exceeds its fair value.

NOTE 2 - RELATED PARTY TRANSACTIONS

     During 2000 and 1999 the Company borrowed money from an officer to pay administrative expenses. The loan is payable on demand and carries an annual interest rate of 10 percent. As of December 31, 2000 the loan was paid in full including accrued interest. The Company transferred $500,000 in rights to intangible assets in partial payment for principal and interest owed by the Company to the stockholder.

NOTE 3 - SHORT-TERM NOTES PAYABLE

     Short-Term Notes on December 31, 2000 and 1999 in the amounts of $55,000 and $-0- respectively, are due on demand with interest rates of 10%. The note is collateralized by inventory.

b) In addition to ordinary routine litigation incidental to its business operations, which the Company does not believe, in the aggregate, will have a material adverse effect on the Company, or its operations, the Company was engaged in the following lawsuits:

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999
                                   (Continued)

NOTE 4 - INCOME TAXES

     As of December 31, 2000, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $111,000 expiring in 2016 through 2018. Current tax laws limit the amount of loss that can offset future taxable income when there is a substantial change in ownership. The amount of net operating loss available to offset future income will be limited if there is a substantial change in ownership.

     The Company is subject to corporate federal income taxes. Deferred taxes are determined based on the estimated future tax effects of differences between the financial reporting and tax basis of assets and liabilities given the provisions of the enacted tax laws. The deferred tax asset and deferred tax liability comprised the following at December 31:


                                                          2000           1999
                                                       ---------       --------
Deferred Tax Asset:
  Net operating loss carryforward ...............      $ 229,000       $ 26,540
  Valuation Allowance ...........................       (229,000)       (26,540)
                                                       ---------       --------
Deferred Tax Asset ..............................           --             --
                                                       ---------       --------
Deferred Tax Liability: .........................           --             --
                                                       ---------       --------
Net Deferred Tax Asset (Liability) ..............      $    --         $   --
                                                       =========       ========


The components of the income tax provision are as follows:


                                                   2000                 1999
                                                 ---------             --------
Current
 Federal ............................            $(182,000)            $ 14,535
 State ..............................                 --                   --
Deferred
 Federal ............................              182,000              (14,535)
 State ..............................                 --                   --
                                                 ---------             --------

     Total ..........................            $    --               $   --
                                                 =========             ========

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999
                                   (Continued)

NOTE 4 - INCOME TAXES (Continued)

A reconciliation between the Company's effective tax rate and the statutory federal income tax rate on the income from continuing operations is as follows:

                                                 2000       1999
                                                -------     -----
Statutory federal income tax rate .........       34.00  %  34.00  %
State income taxes ........................        --    %   --    %
Other .....................................      (34.00) % (34.00) %
                                                -------     -----

Effective income tax rate .................        --    %   --    %
                                                =======     =====


NOTE 5 - COMMITMENTS AND CONTINGENCIES

     The Company has committed to a one year lease at $1,500 per month for its corporate headquarters in Las Vegas, Nevada.

     The Company has been involved in ordinary routine litigation incidental to its business operations, which the Company does not believe, in the aggregate, will have a material adverse effect on the Company, or its operations, the Company.

NOTE 6 - DIRECTORS AND EMPLOYEES STOCK OPTION PLAN

     The Company as authorized a stock option and stock award plan whereby the Company can issue stock options to employees at no less than 100% of the fair market value of a share of Common Stock on the date the option is granted or in the case of a more than 10% owner no less than 110% of the fair market value. As of December 31, 2000 no options have been granted.