Form 10QSB
period 2001-03-31
OPTIMUM SOURCE INTERNATIONAL LTD
filed 2001-05-25
CIK 1056256

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:       March 31, 2001
                                     -------------------------------

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from             to
                                    ------------  -----------------
            Commission file number           0-23825
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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 11,656,585 as of March 31, 2001

     Transitional Small Business  Disclosure Format (check one). Yes ; No X

                                     PART I


Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT


Optimum Source International, Ltd.


     We have reviewed the accompanying balance sheets of Optimum Source International, Ltd. as of March 31, 2001 and December 31, 2000, and the related statements of operations, and cash flows for the three months ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

                                                Respectfully submitted



                                                /s/ ROBISON, HILL & CO.
                                                Certified Public Accountants

Salt Lake City, Utah
May 16, 2001

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                                  BALANCE SHEET





                                                     March 31,      December 31,
ASSETS .......................................         2001             2000
                                                     ---------        ---------
Current Assets
  Cash .......................................       $    --          $  19,222
  Accounts Receivable ........................          14,771           14,771
  Inventory ..................................         351,837          350,737
  Prepaid Expense ............................           9,000            9,000
  Available-for-Sale Investments .............          16,053            9,827
                                                     ---------        ---------

     Total Current Assets ....................         391,661          403,557

Fixed Assets
  Office Equipment & Furniture ...............          25,378           25,378
  Accumulated Depreciation ...................          (2,553)          (1,269)
                                                     ---------        ---------

     Total Fixed Assets ......................          22,825           24,109

Other Assets
  Intangible Assets ..........................          60,000             --
                                                     ---------        ---------

  Total Assets ...............................       $ 474,486        $ 427,666
                                                     =========        =========

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                                  BALANCE SHEET
                                   (Continued)





                                                        March 31,   December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY .................     2001          2000
                                                        -----------   -----------
Liabilities
  Accounts Payable ...................................  $    12,583   $    10,000
  Bank Overdraft .....................................       23,626          --
  Short-term Notes Payable ...........................         --          55,000
  Accrued Liabilities ................................        4,399         7,631
  Loans from Shareholder .............................      175,960          --
                                                        -----------   -----------

     Total Liabilities ...............................      216,568        72,631
                                                        -----------   -----------

Stockholders' Equity
   Preferred Stock, authorized 5,000,000 shares of
        $.01 par value, issued and outstanding 0 .....         --            --
  Common Stock, authorized 50,000,000 shares of
    $.001 par value, issued and outstanding 11,656,585       11,657        11,657
  Additional Paid in Capital .........................    1,096,263     1,096,262
 Accumulated Other Comprehensive Income ..............      (71,100)      (77,325)
  Retained Deficit ...................................     (778,902)     (675,559)
                                                        -----------   -----------

     Total Stockholders' Equity (Deficit) ............      257,918       355,035
                                                        -----------   -----------

     Total Liabilities and Stockholders' Equity ......  $   474,486   $   427,666
                                                        ===========   ===========













                 See accompanying notes and accountants' report.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                             STATEMENT OF OPERATIONS







                                                     For the Three Months
                                                        Ended March 31,
                                                -------------------------------
                                                   2001               2000
                                                ------------       ------------
Revenue:
  Sales ..................................      $       --         $     10,150
  Cost of Sales ..........................              --                8,000
                                                ------------       ------------

Gross Margin .............................              --                2,150

Expenses
  General and Administrative .............            95,820            101,239
                                                ------------       ------------

Operating Profit (Loss) ..................           (95,820)           (99,089)
                                                ------------       ------------

Other Income
  Interest Income ........................                38                142
  Gain on Sale of Investments ............              --               35,461
  Interest Expense .......................            (7,560)            (3,436)
                                                ------------       ------------

     Total Other Income ..................            (7,522)            32,167
                                                ------------       ------------

Income (Loss) Before Taxes ...............          (103,342)           (66,922)
Income Tax ...............................              --                 --
                                                ------------       ------------

Net Income (Loss) ........................      $   (103,342)      $    (66,922)
                                                ============       ============

Weighted Average Shares
  Outstanding ............................        11,656,585         11,656,585
                                                ============       ============

Loss Per Share                                  $      (0.01)      $      (0.01)
                                                ============       ============





                 See accompanying notes and accountants' report.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                             STATEMENT OF CASH FLOWS


                                                         For the Three Months
                                                            Ended March 31,
                                                        -----------------------
                                                          2001          2000
                                                        ---------      --------

Cash Flows from Operating Activities:
Net cash used in operating activities .............     $ (96,738)     $(22,828)

Cash Flows from Investing Activities:
   Proceeds from Sale of Investments ..............          --          85,615
   Intangible Assets ..............................       (60,000)         --
                                                        ---------      --------
Net cash used by investing activities .............       (60,000)       85,615
                                                        ---------      --------

Cash Flows From Financing Activities:
   Loans from shareholder .........................       175,960        (5,300)
                                                        ---------      --------
Net Cash Provided by Financing  Activities ........       175,960        (5,300)
                                                        ---------      --------

Net Increase (Decrease) in Cash  and
  Cash Equivalents ................................        19,222        57,487
Cash and Cash Equivalents at
  Beginning of the Year ...........................        19,222           149
                                                        ---------      --------
Cash and Cash Equivalents at
  End of the Year .................................     $    --        $ 57,636
                                                        =========      ========

Reconciliation of Net Loss to Cash Used
by Operating Activities
Net income (loss) .................................     $(103,342)     $(66,922)
Changes in Assets and Liabilities
Decrease (Increase) in accounts receivable ........          --            --
Decrease (Increase) in Inventory ..................         1,400       (13,700)
Increase (Decrease) in accounts payable ...........         2,651         5,454
Increase (Decrease) in accrued expenses ...........          --           2,340
Depreciation ......................................         2,553        50,000
                                                        ---------      --------
Net Cash Used by Operating Activities .............     $ (96,738)     $(22,828)
                                                        =========      ========

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Interest ..........................................     $    --        $   --
Income Taxes ......................................     $    --        $   --



                 See accompanying notes and accountants' report.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
               --------------------------------------------------


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of accounting policies for Optimum Source International, Ltd. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

     The unaudited financial statements as of March 31, 2001 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

 Reclassification

     Certain reclassifications have been made in the 2000 financial statements to conform with the 2001 presentation.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
               --------------------------------------------------
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

     The reconciliations of the numerators and denominators of the basic earnings per share computations are as follows:

                                                                      Per-Share
                                         Income        Shares         Amount
                                         ------        ------         ------
                                        (Numerator)   (Denominator)

                                       For the three months ended March 31, 2001
Basic Earnings per Share
Income available to common shareholders $   (103,342)    11,656,585   $   (0.01)
                                        ============  =============   =========


                                       For the three months ended March 31, 2000
Basic Earnings per Share
Income available to common shareholders $    (66,922)    11,656,585   $   (0.01)
                                        ============  =============   =========

There are no  outstanding  common stock  equivalents at March 31, 2001 and 2000.
The effect of outstanding common stock equivalents would be antidilutive for 2001 and are thus not considered.

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

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
               --------------------------------------------------
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Advertising Expense

     Advertising costs are expensed when the services are provided.

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

NOTE 2 - AVAILABLE-FOR-SALE INVESTMENTS

     The Company's investments in marketable equity securities are held for an indefinite period and thus are classified as available for sale. Unrealized holding loss on such securities, which was subtracted from stockholders' equity during the three months ended March 31, 2001 and 2000 was $71,100 and $77,325, respectively.

NOTE 3 - INCOME TAXES

     As of March 31, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $215,000 expiring in 2016 through 2018. Current tax laws limit the amount of loss that can offset future taxable income when there is a substantial change in ownership. The amount of net operating loss available to offset future income will be limited if there

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
               --------------------------------------------------
                                   (Continued)

NOTE 3 - INCOME TAXES (continued):

is a substantial change in ownership.

     The Company is subject to corporate federal income taxes. Deferred taxes are determined based on the estimated future tax effects of differences between the financial reporting and tax basis of assets and liabilities given the provisions of the enacted tax laws. The deferred tax asset and deferred tax liability comprised the following at March 31:


                                                      March 31,     December 31,
                                                        2001            2000
                                                       --------       ---------
Deferred Tax Asset:
  Net operating loss carryforward ...............      $ 73,100       $ 229,000
  Valuation Allowance ...........................       (73,100)       (229,000)
                                                       --------       ---------

Deferred Tax Asset ..............................          --              --
                                                       --------       ---------

Deferred Tax Liability: .........................          --              --
                                                       --------       ---------

Net Deferred Tax Asset (Liability) ..............      $   --         $    --
                                                       ========       =========


The components of the income tax provision are as follows:




                                           For the Three Months
                                             Ended March 31,
                                          2001             2000
                                        --------         --------
Current
 Federal ......................         $(35,000)        $(23,000)
 State ........................             --               --
Deferred
 Federal ......................           35,000           23,000
 State ........................             --               --
                                        --------         --------

     Total ....................         $   --           $   --
                                        ========         ========

A reconciliation between the Company's effective tax rate and the statutory federal income tax rate on the income from continuing operations is as follows:

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
               --------------------------------------------------
                                   (Continued)

NOTE 3 - INCOME TAXES (continued):



                                                For the Three Months
                                                  Ended March 31,
                                                  2001        2000
                                                 -------      ------
Statutory federal income tax rate .........           34   %      34  %
State income taxes ........................      -------   %      --  %
Other .....................................          (34)  %     (34) %
                                                 -------      ------

Effective income tax rate .................         --     %    --    %
                                                 =======      ======


 NOTE 4 - RELATED PARTY TRANSACTIONS

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

     During the three months ended March 31, 2001, the Company borrowed money from an officer to pay administrative expenses. The loan is payable on demand and carries an annual interest rate of 10 percent. As of March 31, 2001, the principal owing is $175,960 with accrued interest of $4,399.

NOTE 5 - COMMITMENTS

     The Company has committed to a one year lease at $1,500 per month for its corporate headquarters in Las Vegas, Nevada.

     As of March 31, 2001 all activities of the Company were conducted by corporate officers from either their homes or business offices. There are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

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

Total Revenues - For the three months ended March 31, 2001 and 2000, the Company had total sales of approximately $0 and $10,150 respectively.

Costs and Expenses - For the three months ended March 31, 2001 and 2000, the Company had a net loss of approximately $103,000 and $67,000, respectively.

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

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Other Information

     On May 10, 2001, the Company changed its year-end to June 30, 2001. The transition report will be filed on Form 10KSB for the year ended June 30, 2001.

Item 6.  Exhibits and Reports on Form 8-K

     The Company did not file a report on Form 8-K during the three months ended March 31, 2001.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                       -----------------------------------
                                  (Registrant)






DATE:   May 24, 2001
     -------------------



By:    /S/
    -------------------------------------------
    James O'Brien, C.E.O., President
    (Principal financial and Accounting Officer)