Form 10KSB
period 2001-06-30
OPTIMUM SOURCE INTERNATIONAL LTD
filed 2001-10-15
CIK 1056256

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB



(Mark One)
 [  ]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                             For Fiscal Year Ended:


 [X]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

               For the transition period from January 1, 2001 To June 30, 2001
                                              ----------------   --------------


                         Commission file number 0-23825

                       Optimum Source International, Ltd.
                 (Name of small business issuer in its charter)

           Nevada                                               86-0674322
------------------------------                              --------------------
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                                Identification No.)

           4525 West Hacienda Avenue, Ste 12H, Las Vegas, Nevada 89118
           -----------------------------------------------------------
               (Address of principal executive offices) (Zip code)

Issuer's telephone number                      (702) 868-7233
                                              ---------------

Securities registered under Section 12(b) of the Act: NONE Securities registered under Section 12(g) of the Act:


                          Common Stock Par Value $0.001
                                (Title of class)

        Check  whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]

        State issuer's revenues for its most recent fiscal year. $39,632
                                                                 -------

        As of June 30, 2001, there were 12,447,950 shares of the Registrant's common stock, par value $0.001, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $-0-computed at the estimated average bid and asked price as of June 30, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

        If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"):
NONE

        Transitional Small Business Disclosure Format (check one): Yes   ; NO X
                                                                      ---    ---

                                TABLE OF CONTENTS


Item Number and Caption                                                    Page
-----------------------                                                    -----

PART I

Item 1.        Description of Business.........................................4

Item 2.        Description of Property.........................................8

Item 3.        Legal Proceedings...............................................9

Item 4.        Submission of Matters to a Vote of Security Holders.............9


PART II

Item 5.        Market for Common Equity and Related Stockholder Matters.......10

Item 6.        Management's Discussion and Analysis or Plan of Operations.....11

Item 7.        Financial Statements...........................................13

Item 8.        Changes in and Disagreements With Accountants on Accounting and
               Financial Disclosure...........................................13

PART III

Item 9.        Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act..............14

Item 10.       Executive Compensation.........................................15

Item 11.       Security Ownership of Certain Beneficial Owners and Management.15

Item 12.       Certain Relationships and Related Transactions.................16

Item 13.       Exhibits and Reports on Form 8-K...............................16

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

WHAT 'CHA GOT AUCTION SERVICES

        What "Cha Got is a network of auctioning services implemented to provide a distribution system for selling consumer goods to end users and dealers. OSI provides complete federally bonded auctioning services. All segments of operations are controlled by OSI from its corporate headquarters in Las Vegas, Nevada. Constant communication between all entities are maintained via computer. Satellite auction sites provide additional sales outlets of consumer goods flowing to cash buyers nationwide.

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

Future Capital Needs and Uncertainty of Additional Funding

        The Company was not in full operation during 2001 and thus, the revenues generated are not representative of those that are expected once full operating status has been achieved. Revenues are not yet sufficient to support the Company's operating expenses. However, the Company is cautiously optimistic that operating revenues will be adequate to meet operating expenses during the next year.
 Since the Company's formation, it has funded its operations and capital expenditures primarily through private placements of debt and equity securities. The Company will be required to seek additional financing in the future. There can be no assurance that such financing will be available at all or available on terms acceptable to the Company.

Government Regulation

        The Company's products currently do not require government approval. The Company is not aware of any existing or probable governmental regulations on the business.

Research and Development Activities

        For the six months (Transition Period) ended June 30, 2001 and for the years ended December 31, 2000 and 1999 there was no money allocated to research and development. Royalty agreements provided that the research and development expenses are to be paid by the royalty holder.

Employees

        As of June 30, 2001 the Company had no full time employees.  There are a
total  of  2  contract   employees   engaged  in  the  general   management  and
administration.

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


                         ITEM 2 DESCRIPTION OF PROPERTY



        The Company has committed to a month to month lease at $1,500 per month for its corporate headquarters in Las Vegas, Nevada.

                            ITEM 3 LEGAL PROCEEDINGS



        In addition to ordinary routine litigation incidental to its business operations, which the Company does not believe, in the aggregate, will have a material adverse effect on the Company, or its operations, the Company was engaged in the following lawsuits:


        On December, 17, 1999, The Company was named in a lawsuit by Financial Observer West, dba Stockbrokers Society et al, in the Glendale District Court, Glendale, California. The case is in the discovery stage. Management of the Company believes this lawsuit to be without merit and expects all charges to be dropped or dismissed. As of June 30, 2001, it is not possible to estimate any economic impact on the Company as a result of this law suit.



                        ITEM 4 SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS



        No matters were subject to a vote of security holders during 2001.

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


                                           High            Low
              2000:
First Quarter                           $        6.250  $       4.930
Second Quarter                          $        5.250  $       3.000
Third Quarter                           $        8.000  $       2.000
Fourth Quarter                          $        8.313  $       1.500
              2001:
Jan - Mar                               $        3.800  $       0.610
Apr - Jun                               $        2.880  $       1.210




        The number of shareholders of record of the Company's common stock as of June 30, 2001 was approximately 261.

        The Company has not paid any cash dividends to date and does not anticipate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

        During the six months ended June30, 2001, the Company declared a 7% stock dividend for holders of record on March 31, 2001.

                       ITEM 6 MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OR PLAN OF OPERATIONS



General

The following discusses the financial position and results of operations of the Company.

Results of Operations

        From 1984 to 1986, the Company attempted to manufacture, distribute and sell chemical products for the purification of water. This business activity was abandoned. From 1986 to 1990, the Company attempted to acquire interests in various business opportunities, all attempts were abandoned. The Company was inactive from 1990 to 1992. The Company was in the development stage from December 31, 1992 through December 31, 1997. The Company was not in full operations as of June 30, 2001, accordingly, comparisons with prior periods are not meaningful.

Total Revenues - For the six months ended June 30, 2001 and 2000, the Company had total trade revenues of approximately $40,000 and $29,000, respectively.

For the years ended December 31, 2000 and 1999, the Company had total trade revenues of approximately $401,000 and $183,000, respectively.

Costs and Expenses - For the six months ended June 30, 2001, the Company had a net loss of approximately $162,000. For the six months ended June 30, 2000, the Company had a net loss of approximately $104,000. The net loss is largely attributable to the amortization of intangible assets and additional expenses incurred by startup companies. Given the limited operations which took place in 2001, any discussion of operating expenses as a percentage of sales would not be meaningful and might be misleading.

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



Executive Officers and Directors

        The following table sets forth the name, age, and position of each executive officer and director of the Company:


Director's   Name            Age    Office                       Term of Office

--------------------------------------------------------------------------------


Rose Fischer                 49     CEO/CFO              June 1, 2001 to Present
Jeffrey Jackson              50     Director             June 1, 2001 to Present
Daniel Vasil                 51     Director             June 1, 2001 to Present



Business Experience

Rose Fischer, Secretary/Treasurer, with an associate degree in accounting, has been Director and Operations Facilitator for the past two years, which includes finalization and implementation of all electronic commerce. Prior to OSI, Ms. Fischer's experience was as a financial consultant with a privately held firm since 1985.

Jeffrey Jackson, Environmental Industry, Business Assets and Resource Consultant
- Valley Pacific Environmental and Energy Company CEO - Mr. Jackson has over 27 years experience in the Environmental Industry, Commercial construction, Business Assets Protection and Resource Management. Mr. Jackson has provided oversight to assessments of liability and asset protection, as well as future public company acquisition and development.

Daniel Vasil, is service the Company as Director of Operations, overseeing and coordinating many of the Company's projects and acquisitions. Mr. Vasil has a background in Healthcare and Healthcare Management and is also the CEO of a Healthcare Management Company.

Resignation of Officers

        James M. O'Brien, former CEO, President and Director of the Company has submitted a letter of resignation effective June 1, 2001 .

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


                 ITEM 11 SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT



Principal Shareholders

        The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 12,447,950 shares of issued and outstanding Common Stock of the Company as of June 30, 2001 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

                                                      # of
Name and Address               Nature of             Shares
of Beneficial Owners           Ownership             Owned               Percent
Directors

The Word, LLC                Common Stock            10,700,000            86%

All Executive Officers       Common Stock                  None             0%
and Directors as a Group
  (3 persons)

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



        James O'Brien, the former President of the Company, provided the Company with the marketing distribution plans, compensation program, commission payout structure, operations, and automated monthly ordering system.

        During 2001 and 2000 the Company borrowed money from a stockholder to pay administrative expenses. The loan is payable on demand and carries an annual interest rate of 10 percent. As of June 30, 2001 An amount of $104,928 was due including accrued interest. During 2000, the Company transferred $500,000 in rights to intangible assets in partial payment for principal and interest owed by the Company to the stockholder.


                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K



(a)     The following documents are filed as part of this report.

1.      Financial Statements                                                Page

Independent Auditors' Report...............................................F - 1

Balance Sheets
  June 30, 2001 (Transition Period), and
  December 31, 2000 .......................................................F - 2

Statements of Operations for the
  Six Months (Transition Period) Ended June 30, 2001, and for the
  Years Ended December 31, 2000 and 1999 ..................................F - 4

Statement of Stockholders' Equity for the
  Six Months (Transition Period) Ended June 30, 2001, and for the
  Years Ended December 31, 2000 and 1999 ..................................F - 5

Statements of Cash Flows for the
  Six Months (Transition Period) Ended June 30, 2001, and for the
  For the Years Ended December 31, 2000 and 1999 ..........................F - 7

Notes to the Financial Statements
  June 30, 2001 (Transition Period), and
  December 31, 2000 and 1999 ..............................................F - 9

2.      Financial Statement Schedules

        The following financial statement schedules required by Regulation S-X are included herein.

        All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


3.      Exhibits

               The following exhibits are included as part of this report:

Exhibit
Number         Title of Document


3.1          Articles of Incorporation(1)
3.2          By-laws(1)
10.1         2000/2001 Directors & Employees stock option & stock award plan.(1)


(1) Incorporated by reference.


        1.     No reports on Form 8-K were filed.

                                   SIGNATURES



        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.


Dated: October 15, 2001                          By  /S/     Rose Fischer
                                                 -----------------------------
                                                 Rose Fischer,
                                                 C.E.O., C.F.O

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on October 15, 2001.

Signatures                                       Title

/S/     Rose Fischer
------------------------------------------------------------------
Rose Fischer                                     Director, C.E.O., C.F.O.
                                                 (Principal Executive, Financial
                                                 and Accounting Officer)

/S/     Jeffrey Jackson
-----------------------------------------------------------------
Jeffrey Jackson                                  Director



/S/     Daniel Vasil
-------------------------------------------------------------------
Daniel Vasil                                     Director

                       OPTIMUM SOURCE INTERNATIONAL, LTD.

                                      - : -

                          INDEPENDENT AUDITORS' REPORT

                        JUNE 30, 2001 (Transition Period)

                                       AND

                                DECEMBER 31, 2000

                                TABLE OF CONTENTS



Independent Auditors' Report...............................................F - 1

Balance Sheets
  June 30, 2001 (Transition Period), and
  December 31, 2000 .......................................................F - 2

Statements of Operations for the
  Six Months (Transition Period) Ended June 30, 2001, and for the
  Years Ended December 31, 2000 and 1999 ..................................F - 4

Statement of Stockholders' Equity for the
  Six Months (Transition Period) Ended June 30, 2001, and for the
  Years Ended December 31, 2000 and 1999 ..................................F - 5

Statements of Cash Flows for the
  Six Months (Transition Period) Ended June 30, 2001, and for the
  For the Years Ended December 31, 2000 and 1999 ..........................F - 7

Notes to the Financial Statements
  June 30, 2001 (Transition Period), and
  December 31, 2000 and 1999 ..............................................F - 9

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Optimum Source International, Ltd.


        We have audited the accompanying balance sheets of Optimum Source International, Ltd., as of June 30, 2001 (Transition Period) and December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the six months (transition period) ended June 30, 2001 and the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Optimum Source International, Ltd., as of June 30, 2001, and December 31, 2000 and the results of its operations, and its cash flows for the six months (transition period) ended June 30, 2001 and the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles.

                                                   Respectfully submitted,



                                                   /S/ ROBISON, HILL & CO.
                                                   Certified Public Accountants

Salt Lake City, Utah
September 28, 2001

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                                 BALANCE SHEETS




                                                    (Transition
                                                       Period)
                                                      June 30,      December 31,
                                                        2001             2000
                                                     ---------        ---------
Assets
Current Assets
  Cash .......................................       $   6,363        $  19,222
  Accounts Receivable ........................           9,546           14,771
  Inventory ..................................         212,844          350,737
  Prepaid Expense ............................            --              9,000
  Available-for-Sale Investments .............          22,645            9,827
                                                     ---------        ---------

     Total Current Assets ....................         251,398          403,557

Fixed Assets
  Office Equipment & Furniture ...............          25,378           25,378
  Less Accumulated Depreciation ..............          (3,807)          (1,269)
                                                     ---------        ---------

     Total Fixed Assets ......................          21,571           24,109
                                                     ---------        ---------

Other Assets .................................          60,000             --
                                                     ---------        ---------

                                                     $ 332,969        $ 427,666
                                                     =========        =========

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                                 BALANCE SHEETS
                                   (Continued)



                                                      (Transition
                                                         Period)
                                                        June 30,    December 31,
                                                          2001          2000
                                                      -----------   -----------
Liabilities and Stockholders' Equity
Liabilities
  Accounts Payable .................................  $    15,108   $    10,000
  Accrued Liabilities ..............................        7,023         7,631
  Short-term Notes Payable .........................         --          55,000
  Loans From Shareholder ...........................      104,928          --
                                                      -----------   -----------

     Total Liabilities .............................      127,059        72,631
                                                      -----------   -----------

Stockholders' Equity
  Preferred Stock, authorized 5,000,000 shares of
    $.01 par value, issued and outstanding zero ....         --            --
  Common Stock, authorized 50,000,000 shares of
    $.001 par value, issued and outstanding
    12,447,950 at June 30, 2001 and
    11,656,585 at December 31, 2000 ................       12,448        11,657
    Additional Paid in Capital .....................    1,095,471     1,096,262
    Accumulated Other Comprehensive Income (Expense)      (64,507)      (77,325)
    Retained Deficit ...............................     (837,502)     (675,559)
                                                      -----------   -----------

     Total Stockholders' Equity (Deficit) ..........      205,910       355,035
                                                      -----------   -----------

   Total Liabilities and Stockholders' Equity ......  $   332,969   $   427,666
                                                      ===========   ===========












          The accompanying notes are an integral part of these financial statements.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                            STATEMENTS OF OPERATIONS




                                        (Transition Period)
                                         Six Months Ended               For the Year Ended
                                              June 30,                      December 31,
                                   ------------------------------  -------------------------------
                                        2001            2000            2000            1999
                                   --------------  --------------  --------------  ---------------
                                                    (Unaudited)

Revenues                           $       39,632  $       29,150  $      400,704  $       182,626
Cost of Revenues                           19,955          29,581         111,555           56,400
                                   --------------  --------------  --------------  ---------------

     Gross Profit                          19,677            (431)        289,149          126,226

Expenses:
  Advertising                               2,092               -          24,488                -
  General & Administrative
    Expenses                              177,018         204,457         874,619           37,712
                                   --------------  --------------  --------------  ---------------

     Income (Loss) from Operations       (159,433)       (204,888)       (609,958)          88,514

Other Income (Expense):
  Gain on Sale of Marketable
    Securities                                  -         106,051         106,051                -
  Interest Income                              42             332           1,727                -
  Interest Expense                         (2,552)         (5,683)        (34,738)         (13,608)
                                   --------------  --------------  --------------  ---------------

     Net Other Income (Expense)            (2,510)        100,700          73,040          (13,608)
                                   --------------  --------------  --------------  ---------------

Net Income (Loss) Before Taxes           (161,943)       (104,188)       (536,918)          74,906

Income Taxes                                    -               -               -                -
                                   --------------  --------------  --------------  ---------------

Net Loss                           $     (161,943) $     (104,188) $     (536,918) $        74,906
                                   ==============  ==============  ==============  ===============

Net Income (Loss) Per Share        $      (0.01)   $      (0.01)   $      (0.05)   $        0.03
                                   ==============  ==============  ==============  ===============

Weighted Average shares
 Outstanding                           12,055,268      11,656,585      11,656,585        2,887,004
                                   ==============  ==============  ==============  ===============


            The accompanying notes are an integral part of these financial statements.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        STATEMENT OF STOCKHOLDERS' EQUITY
         FOR THE SIX MONTHS (Transition Period) ENDED JUNE 30, 2001, AND
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                           Accumulated
                                                                               Additional     Other
                                  Preferred Stock           Common Stock         Paid-in  Comprehensive   Retained
                                ----------------------  ----------------------
                                  Shares      Amount      Shares      Amount     Capital      Income       Deficit
                                ----------  ----------  ----------  ----------  ----------  ----------   ----------

Balance January 1, 1999 ......        --    $     --     1,654,051  $    1,654  $   92,765  $     --     $ (213,547)

November 2, 1999 Shares
issued in exchange for
"The Word" subsidiary ........        --          --    10,000,000      10,000     990,000        --           --

December 20, 1999 Shares
issued for cash ..............        --          --         2,534           3      13,497        --           --

Comprehensive income:
  Net Income .................        --          --          --          --          --          --         74,906
  Unrealized holding gains ...        --          --          --          --          --        25,511         --
                                ----------  ----------  ----------  ----------  ----------  ----------   ----------

Balance December 31, 1999 ....        --          --    11,656,585      11,657   1,096,262      25,511     (138,641)

Comprehensive income:
  Net Loss ...................        --          --          --          --          --          --       (536,918)
  Unrealized holding losses ..        --          --          --          --          --      (102,836)        --
                                ----------  ----------  ----------  ----------  ----------  ----------   ----------

Balance December 31, 2000 ....        --    $     --    11,656,585  $   11,657  $1,096,262  $  (77,325)  $ (675,559)
                                ----------  ----------  ----------  ----------  ----------  ----------   ----------

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        STATEMENT OF STOCKHOLDERS' EQUITY
         FOR THE SIX MONTHS (Transition Period) ENDED JUNE 30, 2001, AND
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                   (Continued)

                                                                                              Accumulated
                                                                                  Additional      Other
                                  Preferred Stock            Common Stock          Paid-in   Comprehensive    Retained
                             ------------------------  ------------------------
                                Shares       Amount      Shares       Amount       Capital       Income        Deficit
                             -----------  -----------  -----------  -----------  -----------   -----------   -----------

March 31, 2001, Shares
  Issued pursuant to a 7%
  Stock dividend ..........         --           --        791,365          791         (791)         --            --

Comprehensive income:
  Net Loss ................         --           --           --           --           --            --        (161,943)
  Unrealized holding losses         --           --           --           --           --          12,818          --
                             -----------  -----------  -----------  -----------  -----------   -----------   -----------

Balance June 30, 2001 .....         --    $      --     12,447,950  $    12,448  $ 1,095,471   $   (64,507)  $  (837,502)
                             ===========  ===========  ===========  ===========  ===========   ===========   ===========












            The accompanying notes are an integral part of these financial statements.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                            STATEMENTS OF CASH FLOWS

                                                                          (Transition Period)
                                                                           Six Months Ended               For the Year Ended
                                                                               June 30,                      December 31,
                                                                    ------------------------------- -------------------------------
                                                                         2001            2000            2000             1999
                                                                    --------------  --------------- ---------------  --------------
                                                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)                                                   $     (161,943) $      (104,188)$      (536,918) $       74,906
Adjustments used to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                            2,538          100,000         501,269               -
    Gain on sale of available-for-sale investments                               -         (106,051)       (106,051)              -
Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable                                5,225                -         (12,316)         (2,455)
   Decrease (increase) in inventory                                        137,893          (13,700)       (318,637)         17,900
   Increase in prepaid expense                                               9,000                -          (9,000)              -
   Increase (decrease) in accounts payable                                   5,108           11,146         (18,748)         10,059
   Increase (decrease) in trade dollars payable                                  -                -         (32,100)        (32,900)
   Increase (decrease) in accrued expenses                                    (608)           4,587          (3,667)          9,166
                                                                    --------------  --------------- ---------------  --------------
Net Cash Provided (used) by operating Activities                            (2,787)        (108,206)       (536,168)         76,676
                                                                    --------------  --------------- ---------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets                                                         -                -         (25,378)              -
Proceeds from sale of intangible assets                                          -                -         500,000               -
Cash received from sale of available-for-sale investments                        -          121,075         121,075               -
Acquisition of Other Assets                                                (60,000)               -               -               -
Acquisition of available-for-sale investments                                    -                -               -        (102,177)
                                                                    --------------  --------------- ---------------  --------------
Net cash provided (used) by investing activities                           (60,000)         121,075         595,697        (102,177)
                                                                    --------------  --------------- ---------------  --------------

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                          (Transition Period)
                                                                           Six Months Ended               For the Year Ended
                                                                               June 30,                      December 31,
                                                                    ------------------------------- -------------------------------
                                                                         2001            2000            2000             1999
                                                                    --------------  --------------- ---------------  --------------
                                                                                      (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                                           -                -               -          13,500
Principal payments on loans from shareholder                                     -           (5,300)       (512,041)              -
Proceeds from Short-Term Notes Payable                                           -                -          55,000               -
Principal payments on Short-term Notes Payable                             (55,000)               -               -               -
Loans from shareholder                                                     104,928                -         416,585          12,150
                                                                    --------------  --------------- ---------------  --------------
Net cash provided (used) by financing activities                            49,928           (5,300)        (40,456)         25,650
                                                                    --------------  --------------- ---------------  --------------

Net increase (decrease) in cash and Cash equivalents                       (12,859)           7,569          19,073             149
Cash and cash equivalents at beginning of year                              19,222              149             149               -
                                                                    --------------  --------------- ---------------  --------------
Cash and cash equivalents at end of year                            $        6,363  $         7,718 $        19,222  $          149
                                                                    ==============  =============== ===============  ==============

Supplemental Disclosure of Cash Flow Information
Interest                                                            $       38,406  $         5,683 $        38,406  $            -
Income Taxes                                                        $            -  $             - $             -  $            -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
-----------------------------------------------------------------------

        During the six months ended June30, 2001, the Company declared a 7% stock dividend for holders of record on March 31, 2001.




    The accompanying notes are an integral part of these financial statements

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                     JUNE 30, 2001 (Transition Period), AND
                           DECEMBER 31, 2000 AND 1999

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

Reclassification

        Certain reclassifications have been made in the 2000 and 1999 financial statements to conform with the 2001 presentation.

Concentration of Credit Risk

        The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                     JUNE 30, 2001 (Transition Period), AND
                           DECEMBER 31, 2000 AND 1999
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

        The reconciliations of the numerators and denominators of the basic earnings per share computations are as follows:

                                                                                   Per-Share
                                                    Income          Shares           Amount
                                                  (Numerator)   (Denominator)

                                                     For the year ended December 31, 1999
Basic Earnings per Share
Income available to common shareholders         $        74,906       2,887,004  $         0.03
                                                =============== ===============  ==============

                                                     For the year ended December 31, 2000
Basic Loss per Share
Loss available to common shareholders           $      (536,918)     11,656,585  $       (0.05)
                                                =============== ===============  ==============

                                        For the six months (Transition Period) ended June 30, 2001
Basic Loss per Share
Loss available to common shareholders           $      (161,943)     12,055,268  $       (0.01)
                                                =============== ===============  ==============

        There are no outstanding common stock equivalents at June 30, 2001, and December 31, 2000 and 1999.

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

Advertising Expense

        Advertising costs are charged to operations when the services are provided.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                     JUNE 30, 2001 (Transition Period), AND
                           DECEMBER 31, 2000 AND 1999
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Investments

        The Company's investments in marketable equity securities are held for an indefinite period and thus are classified as available for sale. Unrealized holding gains/(losses) on such securities, which were added/(subtracted) to/from stockholders' equity during the six months (transition period) ended June 30, 2001 and the year ended December 31, 2000 were $12,818 and ($102,836), respectively.

        Investments in securities are summarized as follows:

                                                               December 31, 2000
                                                -----------------------------------------------
                                                  Gross Gross
                                                  Unrealized      Unrealized          Fair
                                                     Gain            Loss            Value
                                                --------------- ---------------  --------------
Available-for-Sale Securities                   $             - $        77,326  $        9,827
                                                =============== ===============  ==============


                                                                June 30, 2001
                                               -----------------------------------------------
                                                    Gross           Gross
                                                 Unrealized      Unrealized          Fair
                                                    Gain            Loss            Value
                                               --------------- ---------------  --------------
Available-for-Sale Securities                  $             - $        64,507  $       22,645
                                               =============== ===============  ==============

        Realized Gains and losses are determined on the basis of specific identification. During the six months (transition period) ended June 30, 2001 and the years ended December 31, 2000 and 1999, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities were:

                                      (Transition Period)
                                       Six Months Ended              For the Year Ended
                                           June 30,                      December 31,
                                ------------------------------- -------------------------------
                                     2001            2000            2000             1999
                                --------------  --------------- ---------------  --------------

Sale Proceeds                   $            -  $       121,075 $       121,075  $            -
                                ==============  =============== ===============  ==============
Gross Realized Losses           $            -  $             - $             -  $            -
                                ==============  =============== ===============  ==============
Gross Realized Gains            $            -  $       106,051 $       106,051  $            -
                                ==============  =============== ===============  ==============

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                     JUNE 30, 2001 (Transition Period), AND
                           DECEMBER 31, 2000 AND 1999
                                   (Continued)

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

NOTE 2 - RELATED PARTY TRANSACTIONS

        During 2001 and 2000 the Company borrowed money from a Stockholder to pay administrative expenses. The loan is payable on demand and carries an annual interest rate of 10 percent. As of June 30, 2001 An amount of $104,928 was due including accrued interest. During 2000, the Company transferred $500,000 in rights to intangible assets in partial payment for principal and interest owed by the Company to the stockholder.

NOTE 3 - SHORT-TERM NOTES PAYABLE

        Short-Term Notes on June 30, 2001 and December 31, 2000 in the amounts of $-0- and $55,000 respectively, are due on demand with interest rates of 10%. The note is collateralized by inventory.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                     JUNE 30, 2001 (Transition Period), AND
                           DECEMBER 31, 2000 AND 1999
                                   (Continued)

NOTE 4 - INCOME TAXES

        As of June 30, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $480,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss that can offset future taxable income when there is a substantial change in ownership. The amount of net operating loss available to offset future income will be limited if there is a substantial change in ownership. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

        The Company has committed to a month to month lease at $1,500 per month for its corporate headquarters in Las Vegas, Nevada.

        In addition to ordinary routine litigation incidental to its business operations, which the Company does not believe, in the aggregate, will have a material adverse effect on the Company, or its operations, the Company was engaged in the following lawsuits:

        On December, 17, 1999?, The Company was named in a lawsuit by Financial Observer West, dba Stockbrokers Society et al. Management of the Company believes this lawsuit to be without merit and expects all charges to be dropped or dismissed. As of June 30, 2001, it is not possible to estimate any economic impact on the Company as a result of this law suit.

NOTE 6 - DIRECTORS AND EMPLOYEES STOCK OPTION PLAN

        The Company as authorized a stock option and stock award plan whereby the Company can issue stock options to employees at no less than 100% of the fair market value of a share of Common Stock on the date the option is granted or in the case of a more than 10% owner no less than 110% of the fair market value. As of June 30, 2001 no options have been granted.