Form 10QSB
period 2001-09-30
OPTIMUM SOURCE INTERNATIONAL LTD
filed 2001-11-14
CIK 1056256

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:       September 30, 2001
                                            -----------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

             For the transition period from                 to
                                            ---------------    ----------------
                    Commission file number                 0-23825
                                            -----------------------------------

                       Optimum Source International, Ltd.
     -----------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

          Nevada                                                 86-0674322
-------------------------------------------------------------------------------
 (State or other jurisdiction                                   (IRS Employer
of incorporation or organization)                            Identification No.)

          4525 West Hacienda Avenue, Suite 12H, Las Vegas, Nevada 89118
 ------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (702) 868-7233
                            Issuer's telephone number


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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 12,447,950 as of September 30, 2001


        Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I


Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT


Optimum Source International, Ltd.


        We have reviewed the accompanying balance sheets of Optimum Source International, Ltd. as of September 30, 2001 and June 30, 2001, and the related statements of operations, and cash flows for the three months ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                                                   Respectfully submitted



                                                   /S/ ROBISON, HILL & CO.
                                                   Certified Public Accountants

Salt Lake City, Utah
November 2, 2001

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                                  BALANCE SHEET


                                                                September 30,      June 30,
ASSETS                                                              2001             2001
------
                                                               ---------------  --------------
Current Assets
  Cash                                                          $        5,542  $        6,363
  Accounts Receivable                                                    9,546           9,546
  Inventory                                                            214,544         212,844
  Available-for-Sale Investments                                        12,201          22,645
                                                               ---------------  --------------

     Total Current Assets                                              241,833         251,398

Fixed Assets
  Office Equipment & Furniture                                          25,378          25,378
  Accumulated Depreciation                                              (5,076)         (3,807)
                                                               ---------------  --------------

     Total Fixed Assets                                                 20,302          21,571


Other Assets                                                            60,000          60,000
                                                               ---------------  --------------

  Total Assets                                                 $       322,135  $      332,969
                                                               ===============  ==============

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                                  BALANCE SHEET
                                   (Continued)

                                                                September 30,      June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                                2001             2001
------------------------------------
                                                               ---------------  --------------
Liabilities
  Accounts Payable                                             $        17,865  $       15,108
  Accrued Liabilities                                                   10,802           7,023
  Loans from Shareholder                                               151,205         104,928
                                                               ---------------  --------------

     Total Liabilities                                                 179,872         127,059
                                                               ---------------  --------------

Stockholders' Equity
   Preferred Stock, authorized 5,000,000 shares of
        $.01 par value, issued and outstanding 0                             -               -
  Common Stock, authorized 50,000,000 shares of
    $.001 par value, issued and outstanding 12,447,950                  12,448          12,448
  Additional Paid in Capital                                         1,095,471       1,095,471
 Accumulated Other Comprehensive Income                                (74,951)        (64,507)
  Retained Deficit                                                    (890,705)       (837,502)
                                                               ---------------  --------------

     Total Stockholders' Equity (Deficit)                              142,263         205,910
                                                               ---------------  --------------

     Total Liabilities and Stockholders' Equity                $       322,135  $      332,969
                                                               ===============  ==============


                        See accompanying notes and accountants' report.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                             STATEMENT OF OPERATIONS

                                                                   For the Three Months
                                                                   Ended September 30,
                                                              ------------------------------
                                                                   2001            2000
                                                              --------------  --------------
Revenue:
  Sales                                                       $            -  $       13,745
  Cost of Sales                                                            -          20,444
                                                              --------------  --------------

Gross Margin                                                               -          (6,699)

Expenses
  General and Administrative                                          49,423         129,623
                                                              --------------  --------------

Operating Profit (Loss)                                              (49,423)       (136,322)
                                                              --------------  --------------

Other Income
  Interest Income                                                          -               1
  Interest Expense                                                    (3,780)         (2,522)
                                                              --------------  --------------

     Total Other Income                                               (3,780)         (2,521)
                                                              --------------  --------------

Income (Loss) Before Taxes                                           (53,203)       (138,843)
Income Tax                                                                 -               -
                                                              --------------  --------------

Net Income (Loss)                                             $      (53,203) $     (138,843)
                                                              ==============  ==============

Weighted Average Shares
  Outstanding                                                     12,447,950      11,656,585
                                                              ==============  ==============

Loss Per Share                                                $         0.00  $       (0.01)
                                                              ==============  ==============

                        See accompanying notes and accountants' report.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                             STATEMENT OF CASH FLOWS

                                                                   For the Three Months
                                                                   Ended September 30,
                                                              ------------------------------
                                                                   2001            2000
                                                              --------------  --------------

Cash Flows from Operating Activities:
Net cash used in operating activities                         $      (47,098) $      (91,253)

Cash Flows from Investing Activities:
Net cash used by investing activities                                      -               -
                                                              --------------  --------------

Cash Flows From Financing Activities:
   Loans from shareholder                                             46,277         319,915
                                                              --------------  --------------
Net Cash Provided by Financing  Activities                            46,277         319,915
                                                              --------------  --------------

Net Increase (Decrease) in Cash  and
  Cash Equivalents                                                      (821)        228,662
Cash and Cash Equivalents at
  Beginning of the Period                                              6,363           7,718
                                                              --------------  --------------
Cash and Cash Equivalents at
  End of the Period                                                    5,542         236,380
                                                              ==============  ==============

Reconciliation of Net Loss to Cash Used
by Operating Activities
Net income (loss)                                             $      (53,203) $     (138,843)
Changes in Assets and Liabilities
---------------------------------
Decrease (Increase) in accounts receivable                                 -               -
Decrease (Increase) in inventory                                      (1,700)              -
Increase (Decrease) in accounts payable                                2,757          (4,932)
Increase (Decrease) in accrued expenses                                3,779           2,522
Depreciation                                                           1,269          50,000
                                                              --------------  --------------
Net Cash Used by Operating Activities                         $      (47,098) $      (91,253)
                                                              ==============  ==============

SUPPLEMENTAL DISCLOSURE OF CASH
-------------------------------
FLOW INFORMATION:
Interest                                                      $            -  $        2,522
Income Taxes                                                  $            -  $            -

                        See accompanying notes and accountants' report.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        This summary of accounting policies for Optimum Source International, Ltd. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

        The unaudited financial statements as of September 30, 2001 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

 Reclassification

        Certain reclassifications have been made in the fiscal year 2001 financial statements to conform with the fiscal year 2002 presentation.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

        The reconciliations of the numerators and denominators of the basic earnings per share computations are as follows:

                                                                                  Per-Share
                                                  Income           Shares           Amount
                                                  ------           ------           ------
                                                (Numerator)     (Denominator)

                                               For the three months ended September 30, 2001
                                               ---------------------------------------------
Basic Earnings per Share
Income available to common shareholders       $       (53,203)      12,447,950  $         0.00
                                              ===============  ===============  ==============


                                               For the three months ended September 30, 2000
                                               ---------------------------------------------
Basic Earnings per Share
Income available to common shareholders       $      (138,843)      11,656,585  $       (0.01)
                                              ===============  ===============  ==============

There are no outstanding common stock equivalents at September 30, 2001 and 2000. The effect of outstanding common stock equivalents would be antidilutive for 2001 and are thus not considered.

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

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Continued)

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

NOTE 2 - COMMITMENTS AND CONTINGENCIES

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

        On December, 17, 1999, The Company was named in a lawsuit by Financial Observer West, dba Stockbrokers Society, et al. Management of the Company believes this lawsuit to be without merit and expects all charges to be dropped or dismissed. As of September 30, 2001, it is not possible to estimate any economic impact on the Company as a result of this law suit.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Continued)

NOTE 3 - AVAILABLE-FOR-SALE INVESTMENTS

        The Company's investments in marketable equity securities are held for an indefinite period and thus are classified as available for sale. Unrealized holding gains/(losses) on such securities, which were added/(subtracted) to/from stockholders' equity during the three months ended September 30, 2001 and the six months (transition period) ended June 30, 2001 were $(10,444) and $12,818, respectively.

        Investments in securities are summarized as follows:

                                                             September 30, 2001
                                                -----------------------------------------------
                                                     Gross           Gross
                                                  Unrealized      Unrealized          Fair
                                                     Gain            Loss            Value
                                                --------------- ---------------  --------------
Available-for-Sale Securities                   $             - $        74,951  $       12,201
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
                                               =============== ===============  ==============

        Realized Gains and losses are determined on the basis of specific identification. During the nine months ended September 30, 2001 and sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities were:


                            For the Nine Months Ended
                                  September 30,
                                -------------------------------
                                     2001            2000
                                --------------  ---------------

Sale Proceeds                   $            -  $             -
                                ==============  ===============
Gross Realized Losses           $            -  $             -
                                ==============  ===============
Gross Realized Gains            $            -  $             -
                                ==============  ===============

NOTE 4 - DIRECTORS AND EMPLOYEES STOCK OPTION PLAN

        The Company as authorized a stock option and stock award plan whereby the Company can issue stock options to employees at no less than 100% of the fair market value of a share of Common Stock on the date the option is granted or in the case of a more than 10% owner no less than 110% of the fair market value. As of September 30, 2001 no options have been granted.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Continued)

NOTE 5 - INCOME TAXES

        As of September 30, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $533,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss that can offset future taxable income when there is a substantial change in ownership. The amount of net operating loss available to offset future income will be limited if there is a substantial change in ownership. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

 NOTE 6 - RELATED PARTY TRANSACTIONS

        During 2001 and 2000 the Company borrowed money from a Stockholder to pay administrative expenses. The loan is payable on demand and carries an annual interest rate of 10 percent. As of September 30, 2001 An amount of $162,007 was due including accrued interest. During 2000, the Company transferred $500,000 in rights to intangible assets in partial payment for principal and interest owed by the Company to the stockholder.


Item 2.  Management's Discussion and Analysis or Plan of Operation.

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended June 30, 2001.

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

Total Revenues - For the three months ended September 30, 2001 and 2000, the Company had total sales of approximately $0 and $13,745 respectively.

Costs and Expenses - For the three months ended September 30, 2001, the Company had a net loss of approximately $53,000. For the three months ended September 30, 2000, the Company had a net loss of approximately $139,000. The net loss is largely attributable to the amortization of intangible assets and additional expenses incurred by startup companies. Given the limited operations which took place in 2001, any discussion of operating expenses as a percentage of sales would not be meaningful and might be misleading.

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

        Management's Discussion and Analysis and other parts of this form 10-QSB contain information based on management's beliefs and forward-looking statements that involve a number of risks, uncertainties, and assumptions. There can be no assurance that actual results will not differ materially for the forward-looking statements as a result of various factors, including but not limited to the following:

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


                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

               In addition to ordinary routine litigation incidental to its business operations, which the Company does not believe, in the aggregate, will have a material adverse effect on the Company, or its operations, the Company was engaged in the following lawsuits:

        On December, 17, 1999, The Company was named in a lawsuit by Financial Observer West, dba Stockbrokers Society et al, in the Glendale District Court, Glendale, California. The case is in the discovery stage. Management of the Company believes this lawsuit to be without merit and expects all charges to be dropped or dismissed. As of September 30, 2001, it is not possible to estimate any economic impact on the Company as a result of this law suit.


Item 2.  Changes in Securities

        None.

Item 3.  Defaults Upon Senior Securities

        None.

Item 4.  Submission of Matters to a Vote of Security Holders.

        None.

Item 5.  Other Information

        None

Item 6.  Exhibits and Reports on Form 8-K

        The Company did not file a report on Form 8-K during the three months ended September 30, 2001.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                                  (Registrant)





DATE:       September 12, 2001
     ----------------------------------------------



By:    /S/ ROSE FISCHER
    -----------------------------------------------------
       Rose Fischer C.E.O., CFO
       (Principal financial and Accounting Officer)