Form 10QSB
period 2001-12-31
OPTIMUM SOURCE INTERNATIONAL LTD
filed 2002-03-07
CIK 1056256

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended: December 31, 2001
                                              ------------------------

              [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         EXCHANGE ACT

             For the transition period from               to
                                           ---------------  ----------------
                    Commission file number             0-23825
                                           ---------------------------------

                       Optimum Source International, Ltd.
            --------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

                     Nevada                                  86-0674322
            --------------------------------------------------------------------
          (State or other jurisdiction                     (IRS Employer
         of incorporation or organization)               Identification No.)

                   2417 East Belmont, Fresno, California 93701
            --------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (559) 237-2738
                            -------------------------
                            Issuer's telephone number

             4525 West Hacienda Avenue, Suite 12H, Las Vegas, Nevada 89118
           -----------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report.)

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
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes     No
                                                 -----  -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:6,447,950 as of December 31, 2001
                                               ---------------------------------

           Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I


Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT


Optimum Source International, Ltd.


     We have reviewed the accompanying balance sheets of Optimum Source International, Ltd. as of December 31, 2001 and June 30, 2001, and the related statements of operations for the three and six months ended December 31, 2001 and 2000, and cash flows for the six months ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

     Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

                                                   Respectfully submitted


                                                   /s/ Robison, Hill & Co.
                                                   ----------------------------
                                                   Certified Public Accountants

Salt Lake City, Utah
February 19, 2002

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                                  BALANCE SHEET


                                                                December 31,       June 30,
ASSETS                                                              2001             2001
------                                                        ---------------  --------------
Current Assets
  Cash                                                         $         1,255  $        6,363
  Accounts Receivable                                                    9,546           9,546
  Inventory                                                            214,544         212,844
  Available-for-Sale Investments                                        15,104          22,645
                                                               ---------------  --------------

     Total Current Assets                                              240,449         251,398

Fixed Assets
  Office Equipment & Furniture                                          25,378          25,378
  Accumulated Depreciation                                              (6,345)         (3,807)
                                                               ---------------  --------------

     Total Fixed Assets                                                 19,033          21,571


Other Assets                                                            60,000          60,000
                                                               ---------------  --------------

  Total Assets                                                 $       319,482  $      332,969
                                                               ===============  ==============

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                                  BALANCE SHEET
                                   (Continued)

                                                                December 31,       June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                                2001             2001
------------------------------------                           ---------------  --------------
Liabilities
  Accounts Payable                                             $        19,260  $       15,108
  Accrued Liabilities                                                   15,087           7,023
  Loans from Shareholder                                               171,364         104,928
                                                               ---------------  --------------

     Total Liabilities                                                 205,711         127,059
                                                               ---------------  --------------

Stockholders' Equity
   Preferred Stock, authorized 5,000,000
        shares of $.01 par value, -0- shares
        issued and outstanding at December 31
        2001 and 2000                                                        -               -
  Common Stock, authorized 50,000,000 shares of
        $.001 par value, 6,447,950 shares issued
        and outstanding at December 31, 2001, and
        12,447,950 shares issued and
        outstanding at June 30, 2001                                     6,448          12,448
  Treasury Stock                                                         6,000               -
  Additional Paid in Capital                                         1,095,471       1,095,471
  Accumulated Other Comprehensive Income                               (72,048)        (64,507)
  Retained Deficit                                                    (922,100)       (837,502)
                                                               ---------------  --------------

     Total Stockholders' Equity (Deficit)                              113,771         205,910
                                                               ---------------  --------------

     Total Liabilities and Stockholders' Equity                $       319,482  $      332,969
                                                               ===============  ==============

                        See accompanying notes and accountants' report.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                             STATEMENT OF OPERATIONS

                                  For the Three Months              For the Six Months
                                   Ended December 31,               Ended December 31,
                             -------------------------------  ------------------------------
                                  2001            2000             2001            2000
                             --------------- ---------------  --------------  --------------
Revenue:
  Sales                      $             - $       357,809  $            -  $      371,554
  Cost of Sales                            -          61,530               -          81,974
                             --------------- ---------------  --------------  --------------

Gross Margin                               -         296,279               -         289,580

Expenses
  Advertising                              -          24,488               -          24,488
  General and Administrative          27,112         540,539          76,535         670,162
                             --------------- ---------------  --------------  --------------

Operating Profit (Loss)              (27,112)       (268,748)        (76,535)       (405,070)
                             --------------- ---------------  --------------  --------------

Other Income
  Interest Income                          1           1,394               1           1,395
  Interest Expense                    (4,284)        (26,533)         (8,064)        (29,055)
                             --------------- ---------------  --------------  --------------

     Total Other Income               (4,283)        (25,139)         (8,063)        (27,660)
                             --------------- ---------------  --------------  --------------

Income (Loss) Before Taxes           (31,395)       (293,887)        (84,598)       (432,730)
Income Tax                                 -               -               -               -
                             --------------- ---------------  --------------  --------------

Net Income (Loss)            $       (31,395)$      (293,887) $      (84,598) $     (432,730)
                             =============== ===============  ==============  ==============

Weighted Average Shares
  Outstanding                      9,447,950      11,656,585      10,947,950      11,656,585
                             =============== ===============  ==============  ==============

Loss Per Share               $             - $        (0.03)  $       (0.01)  $       (0.04)
                             =============== ===============  ==============  ==============

                        See accompanying notes and accountants' report.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                             STATEMENT OF CASH FLOWS

                                                                    For the Six Months
                                                                    Ended December 31,
                                                              ------------------------------
                                                                   2001            2000
                                                              --------------  --------------

Cash Flows from Operating Activities:
Net cash used in operating activities                         $      (71,544) $     (427,962)

Cash Flows from Investing Activities:
Purchase of Fixed Assets                                                   -         (25,378)
Proceeds from sale of intangible assets                                    -         500,000
                                                              --------------  --------------
Net cash provided (used) be investing activities                           -         474,622

Cash Flows From Financing Activities:
Loans from shareholder                                                66,436         416,585
Principal payments on loans from shareholder                               -        (506,741)
Proceeds from Short-Term Notes Payable                                     -          55,000
                                                              --------------  --------------
Net Cash Provided by Financing  Activities                            66,436         (35,156)

Net Increase (Decrease) in Cash  and Cash Equivalents                 (5,108)         11,504
Cash and Cash Equivalents at Beginning of the Period                   6,363           7,718
                                                              --------------  --------------
Cash and Cash Equivalents at End of the Period                $        1,255  $       19,222
                                                              ==============  ==============

Reconciliation of Net Loss to Cash Used
by Operating Activities
Net income (loss)                                             $      (84,598) $     (432,730)
Changes in Assets and Liabilities
---------------------------------
Decrease (Increase) in accounts receivable                                 -         (12,316)
Decrease (Increase) in inventory                                      (1,700)       (304,937)
Decrease (Increase) in prepaid expense                                     -          (9,000)
Increase (Decrease) in accounts payable                                4,152         (29,894)
Increase (Decrease) in trade dollars payable                               -         (32,100)
Increase (Decrease) in accrued expenses                                8,064          (8,254)
Depreciation                                                           2,538         401,269
                                                              --------------  --------------
Net Cash Used by Operating Activities                         $      (71,544) $     (427,962)
                                                              ==============  ==============

SUPPLEMENTAL DISCLOSURE OF CASH
-------------------------------
FLOW INFORMATION:
Interest                                                      $        8,064  $       32,723
Income Taxes                                                  $            -  $            -

                        See accompanying notes and accountants' report.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of accounting policies for Optimum Source International, Ltd. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

     The unaudited financial statements as of December 31, 2001 and for the three and six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                  (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

     The reconciliations of the numerators and denominators of the basic earnings per share computations are as follows:

                                                                                  Per-Share
                                                  Income           Shares           Amount
                                                  ------           ------           ------
                                                (Numerator)     (Denominator)

                                                For the three months ended December 31, 2001
                                                --------------------------------------------
Basic Earnings (Loss) per Share
Income available to common shareholders       $       (31,395)       9,447,950  $            -
                                              ===============  ===============  ==============


                                                For the three months ended December 31, 2000
                                                --------------------------------------------
Basic Earnings (Loss) per Share
Income available to common shareholders       $      (293,887)      11,656,585  $       (0.03)
                                              ===============  ===============  ==============

                                                 For the six months ended December 31, 2001
                                                 ------------------------------------------
Basic Earnings (Loss) per Share
Income available to common shareholders       $       (84,598)      10,947,950  $       (0.01)
                                              ===============  ===============  ==============

                                                 For the six months ended December 31, 2001
                                                 ------------------------------------------
Basic Earnings (Loss) per Share
Income available to common shareholders       $      (432,730)      11,656,585  $       (0.04)
                                              ===============  ===============  ==============

     There are no outstanding common stock equivalents at December 31, 2001 and 2000. The effect of outstanding common stock equivalents would be antidilutive for 2001 and are thus not considered.

Concentration of Credit Risk

     The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (Continued)

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

NOTE 2 - COMMITMENTS AND CONTINGENCIES

     The Company has committed to a month to month lease at $500 per month for its corporate headquarters in Fresno, California.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (Continued)

NOTE 2 - COMMITMENTS AND CONTINGENCIES (continued)

     In addition to ordinary routine litigation incidental to its business operations, which the Company does not believe, in the aggregate, will have a material adverse effect on the Company, or its operations, the Company was engaged in the following lawsuits:

     On December, 17, 1999, The Company was named in a lawsuit by Financial Observer West, dba Stockbrokers Society, et al. Management of the Company believes this lawsuit to be without merit and expects all charges to be dropped or dismissed. As of December 31, 2001, it is not possible to estimate any economic impact on the Company as a result of this law suit.

NOTE 3 - AVAILABLE-FOR-SALE INVESTMENTS

     The Company's investments in marketable equity securities are held for an indefinite period and thus are classified as available for sale. Unrealized holding gains/(losses) on such securities, which were added/(subtracted) to/from stockholders' equity during the six months ended December 31, 2001 and the six months (transition period) ended June 30, 2001 were $(7,542) and $12,818, respectively.

     Investments in securities are summarized as follows:

                                                               December 31, 2001
                                                -----------------------------------------------
                                                     Gross           Gross
                                                  Unrealized      Unrealized          Fair
                                                     Gain            Loss            Value
                                                --------------- ---------------  --------------
Available-for-Sale Securities                   $             - $        72,048  $       15,104
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
                                               =============== ===============  ==============

     Realized Gains and losses are determined on the basis of specific identification. During the six months ended December 31, 2001, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities were:

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (Continued)

NOTE 3 - AVAILABLE-FOR-SALE INVESTMENTS (continued)

                                  For the Three Months Ended       For the Six Months Ended
                                         December 31,                    December 31,
                                ------------------------------- -------------------------------
                                     2001            2000            2001             2000
                                --------------  --------------- ---------------  --------------

Sale Proceeds                   $            -  $             - $             -  $            -
                                ==============  =============== ===============  ==============
Gross Realized Losses           $            -  $             - $             -  $            -
                                ==============  =============== ===============  ==============
Gross Realized Gains            $            -  $             - $             -  $            -
                                ==============  =============== ===============  ==============

NOTE 4 - DIRECTORS AND EMPLOYEES STOCK OPTION PLAN

     The Company as authorized a stock option and stock award plan whereby the Company can issue stock options to employees at no less than 100% of the fair market value of a share of Common Stock on the date the option is granted or in the case of a more than 10% owner no less than 110% of the fair market value. As of December 31, 2001 no options have been granted.

NOTE 5 - INCOME TAXES

     As of December 31, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $564,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss that can offset future taxable income when there is a substantial change in ownership. The amount of net operating loss available to offset future income will be limited if there is a substantial change in ownership. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

 NOTE 6 - RELATED PARTY TRANSACTIONS

     During 2001 and 2000 the Company borrowed money from various stockholders to pay administrative expenses. The loan is payable on demand and carries an annual interest rate of 10 percent. As of December 31, 2001, an amount of
$186,451 was due including accrued interest. During 2000, the Company transferred $500,000 in rights to intangible assets in partial payment for principal and interest owed by the Company to the stockholders.

NOTE 7 - TREASURY STOCK

     On November 17, 2001, a stockholder returned six million shares of common stock to the Company.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (Continued)

NOTE 8 - SUBSEQUENT EVENTS

     The Company rewarded the shareholders a 10% dividend for their continued support of the Company and it's business model and elected to deliver the shares to shareholders with proof of ownership as of December 14, 2001. The certificate will be restricted for one year from the date of issuance. Those shareholders who own stock in certificate form as of the record date will automatically receive their certificate based upon the information on hand at the transfer agent. Those shareholders that hold securities in "street name" with a brokerage house simply need to send a notarized copy of their month end statement for December 2001 to the Company. All certificates will be delivered on or about April 15, 2002, via the U.S. Postal system.

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

     Total Revenues - For the three months ended December 31, 2001 and 2000, the Company had total sales of approximately $0 and $358,000 respectively.

     Costs and Expenses - For the three months ended December 31, 2001, the Company had a net loss of approximately $31,000. For the three months ended December 31, 2000, the Company had a net loss of approximately $294,000. The net loss is largely attributable to the amortization of intangible assets and additional expenses incurred by startup companies. Given the limited operations which took place in 2001, any discussion of operating expenses as a percentage of sales would not be meaningful and might be misleading.

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

                           PART II - OTHER INFORMATION
I
tem 1.  Legal Proceedings

     In addition to ordinary routine litigation incidental to its business operations, which the

Company does not believe, in the aggregate, will have a material adverse effect on the Company, or its operations, the Company was engaged in the following lawsuits:

     On December, 17, 1999, The Company was named in a lawsuit by Financial Observer West, dba Stockbrokers Society et al, in the Glendale District Court, Glendale, California. The case is in the discovery stage. Management of the Company believes this lawsuit to be without merit and expects all charges to be dropped or dismissed. As of December 31, 2001, it is not possible to estimate any economic impact on the Company as a result of this law suit.

Item 2.  Changes in Securities

     On November 17, 2001, a stockholder returned six million shares of common stock to the Company, leaving 6,447,950 shares of common stock issued and outstanding.

     On December 14, 2001, the Company rewarded the shareholders a 10% dividend for their continued support of the Company and it's business model and elected to deliver the shares to shareholders with proof of ownership as of December 14, 2001. The certificate will be restricted for one year from the date of issuance. Those shareholders who own stock in certificate form as of the record date will automatically receive their certificate based upon the information on hand at the transfer agent. Those shareholders that hold securities in "street name" with a brokerage house simply need to send a notarized copy of their month end statement for December 2001 to the Company. All certificates will be delivered on or about April 15, 2002, via the U.S. Postal system.

Item 3.  Defaults Upon Senior Securities

        None.

Item 4.  Submission of Matters to a Vote of Security Holders.

        None.

Item 5.  Other Information

     During the three months ended December 31, 2001, the Company changed Officers and Directors. Jeffrey Jackson was appointed Interim President, and Rose Fischer resigned as an Officer but remained as a Director.

     Effective March 1, 2002, United Stock Transfer, Inc. has been engaged as the new stock transfer agent for the Company.

Item 6.  Exhibits and Reports on Form 8-K

     The Company did not file a report on Form 8-K during the three months ended December 31, 2001.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                                  (Registrant)





DATE:       March 6, 2002
     -----------------------------------------



By:    /S/ Jeffrey Jackson
    -----------------------------------------------------
       Jeffrey Jackson, President
       (Principal financial and Accounting Officer)