Form 10QSB
period 2002-03-31
OPTIMUM SOURCE INTERNATIONAL LTD
filed 2002-05-20
CIK 1056256

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:                     March 31, 2002
                                            ------------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

             For the transition period from                  to
                                            ----------------    ----------------
                    Commission file number                          0-23825
                                            ------------------------------------

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

                                 (559) 237-2738
                            Issuer's telephone number


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

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 6,447,950 as of March 31, 2002

        Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X

                                     PART I


Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT


Optimum Source International, Ltd.


        We have reviewed the accompanying balance sheets of Optimum Source International, Ltd. as of March 31, 2002 and June 30, 2001, and the related statements of operations for the three and nine months ended March 31, 2002 and 2001, and cash flows for the nine months ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

                                                   Respectfully submitted



                                                   /S/ ROBISON, HILL & CO.
                                                   Certified Public Accountants

Salt Lake City, Utah
May 20, 2002

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                                  BALANCE SHEET



                                                                  March 31,        June 30,
ASSETS                                                              2002             2001
                                                               ---------------  --------------
Current Assets
  Cash                                                         $             -  $        6,363
  Accounts Receivable                                                    9,546           9,546
  Inventory                                                            214,544         212,844
  Available-for-Sale Investments                                        14,722          22,645
                                                               ---------------  --------------

     Total Current Assets                                              238,812         251,398
                                                               ---------------  --------------

Fixed Assets
  Office Equipment & Furniture                                          25,378          25,378
  Accumulated Depreciation                                              (7,614)         (3,807)
                                                               ---------------  --------------

     Total Fixed Assets                                                 17,764          21,571


Other Assets                                                            60,000          60,000
                                                               ---------------  --------------

  Total Assets                                                 $       316,576  $      332,969
                                                               ===============  ==============

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                                  BALANCE SHEET
                                   (Continued)



                                                                  March 31,        June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                                2002             2001
                                                               ---------------  --------------
Liabilities
  Accounts Payable                                             $        21,185  $       15,108
  Accrued Liabilities                                                   24,780           7,023
  Loans from Shareholder                                               184,744         104,928
                                                               ---------------  --------------

     Total Liabilities                                                 230,709         127,059
                                                               ---------------  --------------

Stockholders' Equity
  Preferred Stock,  authorized  5,000,000  shares of $.01 par value, -0- shares issued and outstanding at March 31,
        2002 and June 30, 2001                                               -               -
  CommonStock,  authorized  50,000,000  shares  of
        $.001  par  value,  6,447,950 shares issued and
        outstanding at March 31, 2002, and 12,447,950  shares
        issued and
        outstanding at June 30, 2001                                     6,448          12,448
  Treasury Stock                                                         6,000               -
  Additional Paid in Capital                                         1,095,471       1,095,471
  Accumulated Other Comprehensive Income                               (72,430)        (64,507)
  Retained Deficit                                                    (949,622)       (837,502)
                                                               ---------------  --------------

     Total Stockholders' Equity (Deficit)                               85,867         205,910
                                                               ---------------  --------------

     Total Liabilities and Stockholders' Equity                $       316,576  $      332,969
                                                               ===============  ==============











                        See accompanying notes and accountants' report.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                             STATEMENT OF OPERATIONS




                                  For the Three Months             For the Nine Months
                                     Ended March 31,                 Ended March 31,
                             -------------------------------  ------------------------------
                                  2002            2001             2002            2001
                             --------------- ---------------  --------------  --------------
Revenue:
  Sales                      $             - $             -  $            -  $      371,554
  Cost of Sales                            -               -               -          81,974
                             --------------- ---------------  --------------  --------------

Gross Margin                               -               -               -         289,580

Expenses
  Advertising                              -               -               -          24,488
  General and Administrative          22,905          95,820          99,440         765,982
                             --------------- ---------------  --------------  --------------

Operating Profit (Loss)              (22,905)        (95,820)        (99,440)       (500,890)
                             --------------- ---------------  --------------  --------------

Other Income
  Interest Income                          1              38               2           1,433
  Interest Expense                    (4,619)         (7,560)        (12,683)        (36,615)
                             --------------- ---------------  --------------  --------------

     Total Other Income               (4,618)         (7,522)        (12,681)        (35,182)
                             --------------- ---------------  --------------  --------------

Income (Loss) Before Taxes           (27,523)       (103,342)       (112,121)       (536,072)
Income Tax                                 -               -               -               -
                             --------------- ---------------  --------------  --------------

Net Income (Loss)            $       (27,523)$      (103,342) $     (112,121) $     (536,072)
                             =============== ===============  ==============  ==============

Weighted Average Shares
  Outstanding                      6,447,950      11,656,585       9,447,950      11,656,585
                             =============== ===============  ==============  ==============

Loss Per Share               $             - $        (0.01)  $       (0.01)  $       (0.05)
                             =============== ===============  ==============  ==============




                        See accompanying notes and accountants' report.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                             STATEMENT OF CASH FLOWS

                                                                   For the Nine Months
                                                                     Ended March 31,
                                                              ------------------------------
                                                                   2002            2001
                                                              --------------  --------------

Cash Flows from Operating Activities:
Net cash used in operating activities                         $      (86,179) $     (508,144)
                                                              --------------  --------------

Cash Flows from Investing Activities:
Purchase of Fixed Assets                                                   -         (25,378)
Purchase of Other Assets                                                             (60,000)
Proceeds from sale of intangible assets                                    -         500,000
                                                              --------------  --------------
Net cash provided (used) be investing activities                           -         414,622

Cash Flows From Financing Activities:
Loans from shareholder                                                79,816         592,545
Principal payments on loans from shareholder                               -        (506,741)
Payments on Short-Term Notes Payable                                       -         (55,000)
Proceeds from Short-Term Notes Payable                                     -          55,000
                                                              --------------  --------------
Net Cash Provided by Financing  Activities                            79,816          85,804

Net Increase (Decrease) in Cash  and Cash Equivalents                 (6,363)         (7,718)
Cash and Cash Equivalents at Beginning of the Period                   6,363           7,718
                                                              --------------  --------------
Cash and Cash Equivalents at End of the Period                $            -  $            -
                                                              ==============  ==============

Reconciliation of Net Loss to Cash Used
by Operating Activities
Net income (loss)                                             $     (112,121) $     (536,072)
Changes in Assets and Liabilities
---------------------------------
Decrease (Increase) in accounts receivable                                 -         (12,316)
Decrease (Increase) in inventory                                      (1,700)       (306,038)
Decrease (Increase) in prepaid expense                                     -          (9,000)
Increase (Decrease) in accounts payable                                6,077         (27,311)
Increase (Decrease) in trade dollars payable                               -         (32,100)
Increase (Decrease) in accrued expenses                               17,758          12,140
Depreciation                                                           3,807         402,553
                                                              --------------  --------------
Net Cash Used by Operating Activities                         $      (86,179) $     (508,144)
                                                              ==============  ==============

SUPPLEMENTAL DISCLOSURE OF CASH
-------------------------------
FLOW INFORMATION:
Interest                                                      $       12,683  $       36,615
Income Taxes                                                  $               $   -               -

                        See accompanying notes and accountants' report.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2002 AND 2001
           -----------------------------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        This summary of accounting policies for Optimum Source International, Ltd. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

        The unaudited financial statements as of March 31, 2002 and for the three and nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2002 AND 2001
           -----------------------------------------------------------
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

        The reconciliations of the numerators and denominators of the basic earnings per share computations are as follows:

                                                                                  Per-Share
                                                  Income           Shares           Amount
                                                  ------           ------           ------
                                                (Numerator)     (Denominator)

                                                 For the three months ended March 31, 2002
                                                 -----------------------------------------
Basic Earnings (Loss) per Share
Income available to common shareholders       $       (27,523)       6,447,950  $            -
                                              ===============  ===============  ==============

                                                 For the three months ended March 31, 2001
                                                 -----------------------------------------
Basic Earnings (Loss) per Share
Income available to common shareholders       $      (103,342)      11,656,585  $       (0.01)
                                              ===============  ===============  ==============

                                                  For the nine months ended March 31, 2002
                                                  ----------------------------------------
Basic Earnings (Loss) per Share
Income available to common shareholders       $      (112,121)       9,447,950  $       (0.01)
                                              ===============  ===============  ==============

                                                  For the nine months ended March 31, 2001
                                                  ----------------------------------------
Basic Earnings (Loss) per Share
Income available to common shareholders       $      (536,072)      11,656,585  $       (0.05)
                                              ===============  ===============  ==============

        There are no outstanding common stock equivalents at March 31, 2002 and 2001. The effect of outstanding common stock equivalents would be antidilutive for the three and nine months ended March 31, 2002 and 2001 and are thus not considered.

Concentration of Credit Risk

        The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2002 AND 2001
           -----------------------------------------------------------
                                   (Continued)

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

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2002 AND 2001
           -----------------------------------------------------------
                                   (Continued)

NOTE 2 - COMMITMENTS AND CONTINGENCIES (continued)

        In addition to ordinary routine litigation incidental to its business operations, which the Company does not believe, in the aggregate, will have a material adverse effect on the Company, or its operations, the Company was engaged in the following lawsuits:

        On December, 17, 1999, The Company was named in a lawsuit by Financial Observer West, dba Stockbrokers Society, et al. Management of the Company believes this lawsuit to be without merit and expects all charges to be dropped or dismissed. As of March 31, 2002, it is not possible to estimate any economic impact on the Company as a result of this law suit.

NOTE 3 - AVAILABLE-FOR-SALE INVESTMENTS

        The Company's investments in marketable equity securities are held for an indefinite period and thus are classified as available for sale. Unrealized holding gains/(losses) on such securities, which were added/(subtracted) to/from stockholders' equity during the nine months ended March 31, 2002 and the six months (transition period) ended June 30, 2001 were $(7,923) and $12,818, respectively.

        Investments in securities are summarized as follows:

                                                                March 31, 2002
                                                -----------------------------------------------
                                                     Gross           Gross
                                                  Unrealized      Unrealized          Fair
                                                     Gain            Loss            Value
                                                --------------- ---------------  --------------
Available-for-Sale Securities                   $             - $        72,430  $       14,722
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
                                               =============== ===============  ==============

        Realized Gains and losses are determined on the basis of specific identification. During the nine months ended March 31, 2002, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities were:

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2002 AND 2001
           -----------------------------------------------------------
                                   (Continued)

NOTE 3 - AVAILABLE-FOR-SALE INVESTMENTS (continued)
---------------------------------------------------

                                  For the Three Months Ended       For the Nine Months Ended
                                           March 31,                       March 31,
                                ------------------------------- -------------------------------
                                     2002            2001            2002             2001
                                --------------  --------------- ---------------  --------------

Sale Proceeds                   $            -  $             - $             -  $            -
                                ==============  =============== ===============  ==============
Gross Realized Losses           $            -  $             - $             -  $            -
                                ==============  =============== ===============  ==============
Gross Realized Gains            $            -  $             - $             -  $            -
                                ==============  =============== ===============  ==============

NOTE 4 - DIRECTORS AND EMPLOYEES STOCK OPTION PLAN

        The Company as authorized a stock option and stock award plan whereby the Company can issue stock options to employees at no less than 100% of the fair market value of a share of Common Stock on the date the option is granted or in the case of a more than 10% owner no less than 110% of the fair market value. As of March 31, 2002 no options have been granted.

NOTE 5 - INCOME TAXES

        As of March 31, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $950,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss that can offset future taxable income when there is a substantial change in ownership. The amount of net operating loss available to offset future income will be limited if there is a substantial change in ownership. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

 NOTE 6 - RELATED PARTY TRANSACTIONS

        During 2001 and 2000 and the three months ended March 31, 2002, the Company borrowed money from various stockholders to pay administrative expenses. The loan is payable on demand and carries an annual interest rate of 10 percent. As of March 31, 2002, an amount of $204,449 was due including accrued interest. During 2000, the Company transferred $500,000 in rights to intangible assets in partial payment for principal and interest owed by the Company to the stockholders.

NOTE 7 - TREASURY STOCK

        On November 17, 2001, a stockholder returned six million shares of common stock to the Company.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2002 AND 2001
           -----------------------------------------------------------
                                   (Continued)

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

Total Revenues - For the three months ended March 31, 2002 and 2001, the Company had total sales of approximately $0 and $0 respectively.

Costs and Expenses - For the three months ended March 31, 2002, the Company had a net loss of approximately $28,000. For the three months ended March 31, 2001, the Company had a net loss of approximately $103,000. The net loss is largely attributable to the amortization of intangible assets and additional expenses incurred by startup companies. Given the limited operations which took place in 2001 and the first three months of 2002, any discussion of operating expenses as a percentage of sales would not be meaningful and might be misleading.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

        In addition to ordinary routine litigation incidental to its business operations, which the

Company does not believe, in the aggregate, will have a material adverse effect on the Company, or its operations, the Company was engaged in the following lawsuits:

        On December, 17, 1999, The Company was named in a lawsuit by Financial Observer West, dba Stockbrokers Society et al, in the Glendale District Court, Glendale, California. The case is in the discovery stage. Management of the Company believes this lawsuit to be without merit and expects all charges to be dropped or dismissed. As of March 31, 2002, it is not possible to estimate any economic impact on the Company as a result of this law suit.

Item 2.  Changes in Securities

        None.

Item 3.  Defaults Upon Senior Securities

        None.

Item 4.  Submission of Matters to a Vote of Security Holders.

        None.

Item 5.  Other Information

        None.

Item 6.  Exhibits and Reports on Form 8-K

        The Company did not file a report on Form 8-K during the three months ended March 31, 2002.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                                  (Registrant)




DATE:       May 20, 2002
     ----------------------------------------



By:    /S/
    -----------------------------------------------------
       Jeffrey Jackson, President
       (Principal financial and Accounting Officer)