Form 10KSB
period 2002-06-30
OPTIMUM SOURCE INTERNATIONAL LTD
filed 2002-10-15
CIK 1056256

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB



(Mark One)
 [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                      For Fiscal Year Ended: June 30, 2002


 [ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                        For the transition period from To


                         Commission file number 0-23825

                       Optimum Source International, Ltd.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

         Nevada                                              86-0674322
       ----------                                         ----------------
 State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization                          Identification No.)

                   2417 East Belmont, Fresno, California 93701
                   -------------------------------------------
               (Address of principal executive offices) (Zip code)

Issuer's telephone number                      (559) 237-2738
                                              ---------------

Securities registered under Section 12(b) of the Act:  NONE
Securities registered under Section 12(g) of the Act:


                          Common Stock Par Value $0.001
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]

        State issuer's revenues for its most recent fiscal year. $8,000
                                                                 ------

     As of October 10, 2002, there were 7,692,822 shares of the Registrant's common stock, par value $0.001, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $2,843,181 computed at the estimated average bid and asked price as of October 10, 2002.

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

     Transitional Small Business Disclosure Format (check one):  Yes     ; NO X
                                                                   -----     ---

                                TABLE OF CONTENTS


Item Number and Caption                                                     Page
-----------------------                                                    -----

PART I

Item 1.        Description of Business.........................................4

Item 2.        Description of Property.........................................8

Item 3.        Legal Proceedings...............................................8

Item 4.        Submission of Matters to a Vote of Security Holders.............9


PART II

Item 5.        Market for Common Equity and Related Stockholder Matters........9

Item 6.        Management's Discussion and Analysis or Plan of Operations.....10

Item 7.        Financial Statements...........................................12

Item 8.        Changes in and Disagreements With Accountants on Accounting and
               Financial Disclosure...........................................12

PART III

Item 9.        Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act..............12

Item 10.       Executive Compensation.........................................13

Item 11.       Security Ownership of Certain Beneficial Owners and Management.13

Item 12.       Certain Relationships and Related Transactions.................14

Item 13.       Exhibits and Reports on Form 8-K...............................14

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

Future Capital Needs and Uncertainty of Additional Funding

     The Company was not in full operation during 2002 and thus, the revenues generated are not representative of those that are expected once full operating status has been achieved. Revenues are not yet sufficient to support the Company's operating expenses. However, the Company is cautiously optimistic that operating revenues will be adequate to meet operating expenses during the next year. Since the Company's formation, it has funded its operations and capital expenditures primarily through private placements of debt and equity securities. The Company will be required to seek additional financing in the future. There can be no assurance that such financing will be available at all or available on terms acceptable to the Company.

Government Regulation

     The Company's products currently do not require government approval. The Company is not aware of any existing or probable governmental regulations on the business.

Research and Development Activities

     For the year ended June 30, 2002 there was no money allocated to research and development. Royalty agreements provided that the research and development expenses are to be paid by the royalty holder.

Employees

     As of June 30, 2002 the Company had no full time employees. There are a total of 2 contract employees engaged in the general management and administration.

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

     On December, 17, 1999, The Company was named in a lawsuit by Financial Observer West, dba Stockbrokers Society et al, in the Glendale District Court, Glendale, California. The case is in the discovery stage. Management of the Company believes this lawsuit to be without merit and expects all charges to be dropped or dismissed. As of June 30, 2002, it is not possible to estimate any economic impact on the Company as a result of this law suit.


                        ITEM 4 SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS



     No matters were subject to a vote of security holders during 2002.

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


                                           High            Low
              2001:
Jan - Mar                               $        3.800  $       0.610
Apr - Jun                               $        2.880  $       1.210
              2002:
First Quarter (09/30/01)                $            -  $          -
Second Quarter (12/31/01)               $            -  $          -
Third Quarter (03/31/02)                $            -  $          -
Fourth Quarter (06/30/02)               $        0.750  $       0.450

     To the best of management's knowledge, there was no trading of the Company's stock during the first, second and third quarter of 2002.

     The number of shareholders of record of the Company's common stock as of June 30, 2002 was approximately 261.

     The Company has not paid any cash dividends to date and does not anticipate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

     During the year ended June30, 2002, the Company declared a 10% stock dividend for holders of record on December 14, 2001.



                       ITEM 6 MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OR PLAN OF OPERATIONS



General

     The following discusses the financial position and results of operations of the Company.

Results of Operations

     From 1984 to 1986, the Company attempted to manufacture, distribute and sell chemical products for the purification of water. This business activity was abandoned. From 1986 to 1990, the Company attempted to acquire interests in various business opportunities, all attempts were abandoned. The Company was inactive from 1990 to 1992. The Company was in the development stage from December 31, 1992 through December 31, 1997. During the six months ended June 30, 2001, the Company was in a transition period, having changed its fiscal year end from December to June. During the year ended June 30, 2002, the Company was not in full operations. Accordingly, comparisons with prior periods are not meaningful.

Total Revenues - For the year ended June 30, 2002, the Company had total trade revenues of $8,000. For the six months ended June 30, 2001, the Company had total trade revenues of approximately $40,000.

Costs and Expenses - For the year ended June 30, 2002, the Company had a net loss of approximately $218,000. For the six months ended June 30, 2001, the Company had a net loss of approximately $162,000. The net loss is largely attributable to the amortization of intangible assets and additional expenses incurred by startup companies. Given the limited operations which took place in 2002, any discussion of operating expenses as a percentage of sales would not be meaningful and might be misleading.

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



Executive Officers and Directors

     The following table sets forth the name, age, and position of each executive officer and director of the Company:


Director's Name      Age    Office                       Term of Office

--------------------------------------------------------------------------------

Rose Fischer         50     Director                     June 1, 2002 to Present
Jeffrey Jackson      51     President                    June 1, 2002 to Present
Daniel Vasil         52     Director                     June 1, 2002 to Present

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

Resignation of Officers

     Rose Fischer, former C.E.O. and C.F.O., resigned effective October 1, 2001. Ms. Fischer remains as a Director.

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


                 ITEM 11 SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT



Principal Shareholders

     The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 7,692,822 shares of issued and outstanding Common Stock of the Company as of June 30, 2002 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

                                                   # of
Name and Address            Nature of             Shares
of Beneficial Owners        Ownership             Owned            Percent
Directors

The Word, LLC                Common Stock       4,700,000            61%

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

     During 2002 and 2001 the Company borrowed money from a Stockholder to pay administrative expenses. The loan is payable on demand and carries an annual interest rate of 10 percent. As of June 30, 2002 An amount of $191,999 was due including accrued interest.


                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K



(a)     The following documents are filed as part of this report.

1.      Financial Statements                                                Page

Independent Auditors' Report...............................................F - 1

Balance Sheets
  June 30, 2002 and 2001 (Transition Period) ..............................F - 2

Statements of Operations for the
  Year Ended June 30, 2002 and the
  Six Months (Transition Period) Ended June 30, 2001.......................F - 4

Statement of Stockholders' Equity for the
  Year Ended June 30, 2002 and the
  Six Months (Transition Period) Ended June 30, 2001 ......................F - 5

Statements of Cash Flows for the
  Year Ended June 30, 2002 and the
  Six Months (Transition Period) Ended June 30, 2001 ......................F - 6

Notes to the Financial Statements
  June 30, 2002 and 2001 (Transition Period) ..............................F - 8

2.   Financial Statement Schedules

     The following financial statement schedules required by Regulation S-X are included herein.

     All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.   Exhibits

     The following exhibits are included as part of this report:

Exhibit
Number   Title of Document


3.1      Articles of Incorporation(1)
3.2      By-laws(1)
10.1     2000/2001 Directors and Employees stock option and stock award plan.(1)
99.1     Certification Pursuant to 18 U.S.C. ss 1350, As Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.
99.2     Certification Pursuant to 18 U.S.C. ss 1350, As Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference.

        1.     No reports on Form 8-K were filed.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.


Dated: October 14, 2002                            By  /S/     Jeffrey Jackson
                                                   -----------------------------
                                                   Jeffrey Jackson,
                                                   President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on October 14, 2002.

Signatures                                      Title

/S/     Jeffrey Jackson
-----------------------------------------------------------------
Jeffrey Jackson                                 Director, President
                                               (Principal Executive, Financial
                                                and Accounting Officer)

S/     Rose Fischer
------------------------------------------------------------------
Rose Fischer                                    Director



/S/     Daniel Vasil
-------------------------------------------------------------------
Daniel Vasil                                    Director

I, Jeffrey Jackson, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Optimum Source International, Ltd.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: 10/14/02


 /s/ Jeffrey Jackson
---------------------------------------------------------
Jeffrey Jackson
President and Principal Executive, Financial and Accounting Officer

                       OPTIMUM SOURCE INTERNATIONAL, LTD.

                                      - : -

                          INDEPENDENT AUDITORS' REPORT

                   JUNE 30, 2002 AND 2001 (Transition Period)

                                TABLE OF CONTENTS



Independent Auditors' Report...............................................F - 1

Balance Sheets
  June 30, 2002 and 2001 (Transition Period) ..............................F - 2

Statements of Operations for the
  Year Ended June 30, 2002 and the
  Six Months (Transition Period) Ended June 30, 2001.......................F - 4

Statement of Stockholders' Equity for the
  Year Ended June 30, 2002 and the
  Six Months (Transition Period) Ended June 30, 2001 ......................F - 5

Statements of Cash Flows for the
  Year Ended June 30, 2002 and the
  Six Months (Transition Period) Ended June 30, 2001 ......................F - 6

Notes to the Financial Statements
  June 30, 2002 and
  June 30, 2001 (Transition Period) .......................................F - 8

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Optimum Source International, Ltd.


     We have audited the accompanying balance sheets of Optimum Source International, Ltd., as of June 30, 2002 and 2001 (Transition Period), and the related statements of operations, stockholders' equity and cash flows for the year ended June 30, 2002 and six months (transition period) ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Optimum Source International, Ltd., as of June 30, 2002 and 2001 (transition period), and the results of its operations, and its cash flows for the year ended June 30, 2002 and six months (transition period) ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

                                                   Respectfully submitted,


                                                   /s/ Robison, Hill & Co.
                                                   ---------------------------
                                                   Certified Public Accountants

Salt Lake City, Utah
September 24, 2002

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                                 BALANCE SHEETS




                                                                                 (Transition
                                                                                   Period)
                                                                  June 30,         June 30,
                                                                    2002             2001
                                                               ---------------  --------------
Assets
Current Assets
  Cash                                                         $           280  $        6,363
  Accounts Receivable                                                        -           9,546
  Inventory                                                            192,044         212,844
  Available-for-Sale Investments                                             -          22,645
                                                               ---------------  --------------

     Total Current Assets                                              192,324         251,398

Fixed Assets
  Office Equipment & Furniture                                          25,378          25,378
  Less Accumulated Depreciation                                         (8,883)         (3,807)
                                                               ---------------  --------------

     Total Fixed Assets                                                 16,495          21,571
                                                               ---------------  --------------

Other Assets                                                            60,000          60,000
                                                               ---------------  --------------

                                                               $       268,819  $      332,969
                                                               ===============  ==============

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                                 BALANCE SHEETS
                                   (Continued)



                                                                                 (Transition
                                                                                   Period)
                                                                  June 30,         June 30,
                                                                    2001             2001
                                                               ---------------  --------------
Liabilities and Stockholders' Equity
Liabilities
  Accounts Payable                                             $                $  -    15,108
  Accrued Liabilities                                                   24,809           7,023
  Loans From Shareholder                                               191,999         104,928
                                                               ---------------  --------------

     Total Liabilities                                                 216,808         127,059
                                                               ---------------  --------------

Stockholders' Equity
  Preferred Stock, authorized 5,000,000 shares of
    $.01 par value, -0- shares issued and outstanding at
    June 30, 2002 and 2001                                                   -               -
  Common Stock, authorized 50,000,000 shares of
    $.001 par value, issued and outstanding
    7,692,822 at June 30, 2002 and 12,447,950 at
    June 30, 2001                                                        7,693          12,448
  Treasury Stock, 6,000,000 shares at June 30, 2002
    and -0- shares at June 30, 2001                                      6,000               -
  Additional Paid in Capital                                         1,094,226       1,095,471
  Accumulated Other Comprehensive Income (Expense)                           -         (64,507)
  Retained Deficit                                                  (1,055,908)       (837,502)
                                                               ---------------  --------------

     Total Stockholders' Equity (Deficit)                               52,011         205,910
                                                               ---------------  --------------

   Total Liabilities and Stockholders' Equity                  $       268,819  $      332,969
                                                               ===============  ==============











   The accompanying notes are an integral part of these financial statements.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                            STATEMENTS OF OPERATIONS



                                                                                     (Transition
                                                                                       Period)
                                                                    For the Year     Six Months
                                                                       Ended            Ended
                                                                      June 30,        June 30,
                                                                        2002            2001
                                                                   --------------  ---------------

Revenues                                                           $        8,000  $        39,632
Cost of Revenues                                                            3,500           19,955
                                                                   --------------  ---------------

     Gross Profit                                                           4,500           19,677

Expenses:
  Advertising                                                              15,000            2,092
  General & Administrative                                                120,041          177,018
                                                                   --------------  ---------------

     Income (Loss) from Operations                                       (130,541)        (159,433)

Other Income (Expense):
  Gain (Loss) on Sale of
    Marketable Securities                                                 (70,082)               -
  Interest Income                                                               3               42
  Interest Expense                                                        (17,786)          (2,552)
                                                                   --------------  ---------------

     Net Other Income (Expense)                                           (87,865)          (2,510)
                                                                   --------------  ---------------

Net Income (Loss) Before Taxes                                           (218,406)        (161,943)

Income Taxes                                                                    -                -
                                                                   --------------  ---------------

Net Loss                                                           $     (218,406) $      (161,943)
                                                                   ==============  ===============

Net Income (Loss) Per Share                                        $      (0.02)   $       (0.01)
                                                                   ==============  ===============

Weighted Average shares
 Outstanding                                                            9,411,592       12,055,268
                                                                   ==============  ===============



   The accompanying notes are an integral part of these financial statements.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED JUNE 30, 2002, AND
           FOR THE SIX MONTHS (TRANSITION PERIOD) ENDED JUNE 30, 2001


                                                                                                         Accumulated
                                                                                         Additional         Other
                              Preferred Stock           Common Stock        Treasury       Paid-in      Comprehensive     Retained
                            --------------------  ------------------------
                             Shares     Amount       Shares       Amount      Stock        Capital          Income         Deficit
                            ---------  ---------  ------------- ---------- -----------  -------------  ---------------- ------------

Balance December 31, 2000           -  $          -  11,656,585 $   11,657 $            $ - 1,096,262  $        (77,325)$  (675,559)

March 31, 2001, Shares
  Issued pursuant to a 7%
  Stock dividend                    -          -        791,365        791           -           (791)                -           -

Comprehensive income:
  Net Loss                          -          -              -          -           -              -                 -    (161,943)
  Unrealized holding losses         -          -              -          -           -              -            12,818           -
                            ---------  ---------  ------------- ---------- -----------  -------------  ---------------- ------------

Balance June 30, 2001               -          -     12,447,950     12,448           -      1,095,471           (64,507)   (837,502)

November 17, 2001
  Stock returned to company         -          -     (6,000,000)    (6,000)      6,000              -                 -           -

December 14, 2001
  Shares issued pursuant to
  10% stock dividend                -          -      1,244,872      1,245           -         (1,245)                -           -

Comprehensive income:
  Net Loss                          -          -              -          -           -              -                 -    (218,406)
  Loss on Investment                -          -              -          -           -              -            64,507           -
                            ---------  ---------  ------------- ---------- -----------  -------------  ---------------- ------------

Balance June 30, 2002               -  $          -   7,692,822 $    7,693 $     6,000  $   1,094,226  $                $(1,055,908)
                            =========  =========  ============= ========== ===========  =============  ================ ============

   The accompanying notes are an integral part of these financial statements.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                            STATEMENTS OF CASH FLOWS


                                                                                (Transition
                                                                                  Period)
                                                                                 Six Months
                                                                 Year Ended        Ended
                                                                  June 30,        June 30,
                                                                    2002            2001
                                                               --------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)                                              $     (218,406) $     (161,943)
Adjustments used to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                       5,076           2,538
    Loss on sale of available-for-sale investments                     87,152               -
Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable                           9,546           5,225
   Decrease (increase) in inventory                                    20,800         137,893
   Increase in prepaid expense                                              -           9,000
   Increase (decrease) in accounts payable                            (15,108)          5,108
   Increase (decrease) in accrued expenses                             17,786            (608)
                                                               --------------  --------------
Net Cash Provided (used) by operating Activities                      (93,154)         (2,787)
                                                               --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Other Assets                                                 -         (60,000)
                                                               --------------  --------------
Net cash provided (used) by investing activities                            -         (60,000)
                                                               --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on Short-term Notes Payable                              -         (55,000)
Loans from shareholder                                                 87,071         104,928
                                                               --------------  --------------
Net cash provided (used) by financing activities                       87,071          49,928
                                                               --------------  --------------

Net increase (decrease) in cash and Cash equivalents                   (6,083)        (12,859)
Cash and cash equivalents at beginning of year                          6,363          19,222
                                                               --------------  --------------
Cash and cash equivalents at end of year                       $          280  $        6,363
                                                               ==============  ==============

Supplemental Disclosure of Cash Flow Information
Interest                                                       $       17,786  $       38,406
Income Taxes                                                   $            -  $            -


                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Continued)



SUPPLEMENTAL  DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     During the year ended June 30, 2002, the Company declared a 10% stock dividend for holder of record on December 14, 2001.

     During the six months ended June 30, 2001, the Company declared a 7% stock dividend for holders of record on March 31, 2001.

































    The accompanying notes are an integral part of these financial statements

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                   JUNE 30, 2002 AND 2001 (Transition Period)


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

Reclassification

     Certain reclassifications have been made in the 2001 financial statements to conform with the 2002 presentation.

Concentration of Credit Risk

     The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                   JUNE 30, 2002 AND 2001 (Transition Period)
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

     The reconciliations of the numerators and denominators of the basic earnings per share computations are as follows:

                                                                                   Per-Share
                                                    Income          Shares           Amount
                                                  (Numerator)    (Denominator)

                                                       For the year ended June 30, 2002
                                                       --------------------------------
Basic Loss per Share
Income available to common shareholders         $      (218,406)      9,411,592  $       (0.02)
                                                =============== ===============  ==============


                                        For the six months (Transition Period) ended June 30, 2001
                                        ----------------------------------------------------------
Basic Loss per Share
Loss available to common shareholders           $      (161,943)     12,055,268  $       (0.01)
                                                =============== ===============  ==============

     There are no outstanding common stock equivalents at June 30, 2002 and 2001.

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

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                   JUNE 30, 2002 AND 2001 (Transition Period)
                                   (Continued)

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

NOTE 2 - RELATED PARTY TRANSACTIONS

     During 2002 and 2001 the Company borrowed money from a Stockholder to pay administrative expenses. The loan is payable on demand and carries an annual interest rate of 10 percent. As of June 30, 2002, an amount of $191,999 was due including accrued interest.

NOTE 4 - INCOME TAXES

     As of June 30, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $698,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss that can offset future taxable income when there is a substantial change in ownership. The amount of net operating loss available to offset future income will be limited if there is a substantial change in ownership. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                   JUNE 30, 2002 AND 2001 (Transition Period)
                                   (Continued)

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

     On December, 17, 1999, The Company was named in a lawsuit by Financial Observer West, dba Stockbrokers Society, et al. Management of the Company believes this lawsuit to be without merit and expects all charges to be dropped or dismissed. As of June 30, 2002, it is not possible to estimate any economic impact on the Company as a result of this law suit.

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

NOTE 8 - STOCK DIVIDEND

     On December 14, 2001, the Company declared a 10% stock dividend to shareholders with proof of ownership as of the issue date. The certificate will be restricted for one year from the date of issuance.