Form 10QSB
period 2002-09-30
OPTIMUM SOURCE INTERNATIONAL LTD
filed 2002-11-19
CIK 1056256

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2002
        -----------------------------------------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                        For the transition period from-----------to------------

                         Commission file number 0-23825
            --------------------------------------------------------

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

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ---- No -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 7,692,822 as of September 30, 2002

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I


Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT


Optimum Source International, Ltd.


         We have reviewed the accompanying balance sheets of Optimum Source International, Ltd. as of September 30, 2002 and June 30, 2001, and the related statements of operations and cash flows for the three months ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

                                                    Respectfully submitted



                                                    /S/ ROBISON, HILL & CO.
                                                    Certified Public Accountants

Salt Lake City, Utah
November 14, 2002

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                                  BALANCE SHEET



                                                                               September 30,          June 30,
ASSETS                                                                              2002                2002
------                                                                       ------------------  ------------------
Current Assets
  Cash                                                                       $              393  $              280
  Accounts Receivable                                                                     7,970                   -
  Inventory                                                                                   -             192,044
                                                                             ------------------  ------------------

     Total Current Assets                                                                 8,363             192,324
                                                                             ------------------  ------------------

Fixed Assets
  Office Equipment & Furniture                                                           25,378              25,378
  Accumulated Depreciation                                                              (10,152)             (8,883)
                                                                             ------------------  ------------------

     Total Fixed Assets                                                                  15,226              16,495


Other Assets                                                                                  -              60,000
                                                                             ------------------  ------------------

  Total Assets                                                               $           23,589  $          268,819
                                                                             ==================  ==================

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                                  BALANCE SHEET
                                   (Continued)



                                                                               September 30,          June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                2002                2002
------------------------------------                                         ------------------  ------------------
Liabilities
  Accounts Payable                                                           $            4,780  $                -
  Accrued Liabilities                                                                    26,763              24,809
  Loans from Shareholder                                                                 78,162             191,999
                                                                             ------------------  ------------------

     Total Liabilities                                                                  109,705             216,808
                                                                             ------------------  ------------------

Stockholders' Equity
   Preferred Stock, authorized 5,000,000 shares of $.01 par
        value, -0- shares issued and outstanding at September 30,
        2002 and June 30, 2002                                                                -                   -
  Common Stock, authorized 50,000,000 shares of
        $.001 par value, 7,692,822 shares issued and outstanding
        at September 30, 2002, and June 30, 2002                                          7,693               7,693
  Treasury Stock, 6,000,000 shares at September 30, 2002
        and June 30, 2002                                                                 6,000               6,000
  Additional Paid in Capital                                                          1,094,226           1,094,226
  Retained Deficit                                                                   (1,194,035)         (1,055,908)
                                                                             ------------------  ------------------

     Total Stockholders' Equity (Deficit)                                               (86,116)             52,011
                                                                             ------------------  ------------------

     Total Liabilities and Stockholders' Equity                              $           23,589  $          268,819
                                                                             ==================  ==================












                 See accompanying notes and accountants' report.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                             STATEMENT OF OPERATIONS


                                                                                   For the Three Months
                                                                                    Ended September 30,
                                                                           -------------------------------------
                                                                                  2002               2001
                                                                           ------------------  -----------------
Revenue:
  Sales                                                                    $          136,000  $               -
  Cost of Sales                                                                       184,074                  -
                                                                           ------------------  -----------------

Gross Margin                                                                          (48,074)                 -

Expenses
  Advertising                                                                             159                  -
  General and Administrative                                                           27,940             49,423
                                                                           ------------------  -----------------

Operating Profit (Loss)                                                               (76,173)           (49,423)
                                                                           ------------------  -----------------

Other Income
  Other Income (Expense)                                                              (60,000)                 -
  Interest Income                                                                           -                  -
  Interest Expense                                                                     (1,954)            (3,780)
                                                                           ------------------  -----------------

     Total Other Income                                                               (61,954)            (3,780)
                                                                           ------------------  -----------------

Income (Loss) Before Taxes                                                           (138,127)           (53,203)
Income Tax                                                                                  -                  -
                                                                           ------------------  -----------------

Net Income (Loss)                                                          $         (138,127) $         (53,203)
                                                                           ==================  =================

Weighted Average Shares
  Outstanding                                                                       7,692,822         12,447,950
                                                                           ==================  =================

Loss Per Share                                                             $           (0.02)  $               -
                                                                           ==================  =================




                 See accompanying notes and accountants' report.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                             STATEMENT OF CASH FLOWS



                                                                                   For the Three Months
                                                                                    Ended September 30,
                                                                           -------------------------------------
                                                                                  2002               2001
                                                                           ------------------  -----------------

Cash Flows from Operating Activities:
Net cash provided by operating activities                                  $          113,950  $         (47,098)
                                                                           ------------------  -----------------

Cash Flows from Investing Activities:
Net cash provided (used) be investing activities                                            -                  -
                                                                           ------------------  -----------------

Cash Flows From Financing Activities:
Payments on loans from shareholders                                                  (136,000)                 -
Loans from shareholder                                                                 22,163             46,277
                                                                           ------------------  -----------------
Net Cash Provided (used) by Financing  Activities                                    (113,837)            46,277
                                                                           ------------------  -----------------

Net Increase (Decrease) in Cash  and Cash Equivalents                                     113               (821)
Cash and Cash Equivalents at Beginning of the Period                                      280              6,363
                                                                           ------------------  -----------------
Cash and Cash Equivalents at End of the Period                             $              393  $           5,542
                                                                           ==================  =================

Reconciliation of Net Loss to Cash Used
by Operating Activities
Net income (loss)                                                          $         (138,127) $         (53,203)
Changes in Assets and Liabilities
---------------------------------
Decrease (Increase) in inventory                                                      192,044             (1,700)
Decrease (Increase) in accounts receivable                                             (7,970)
Increase (Decrease) in accounts payable                                                 4,780              2,757
Increase (Decrease) in accrued expenses                                                 1,954              3,779
Loss on disposal of assets                                                             60,000
Depreciation                                                                            1,269              1,269
                                                                           ------------------  -----------------
Net Cash Provided by Operating Activities                                  $          113,950  $         (47,098)
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

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
             ------------------------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Optimum Source International, Ltd. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         The unaudited financial statements as of September 30, 2002 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
             ------------------------------------------------------
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                              ------              ------               ------
                                                           (Numerator)         (Denominator)

                                                               For the three months ended September 30, 2002
                                                               ---------------------------------------------
Basic Loss per Share
Loss available to common shareholders                   $         (138,127)           7,692,822  $           (0.02)
                                                        ==================  ===================  ==================


                                                               For the three months ended September 30, 2001
                                                               ---------------------------------------------
Basic Loss per Share
Loss available to common shareholders                   $          (53,203)          12,447,950  $                -
                                                        ==================  ===================  ==================

         There are no outstanding common stock equivalents at September 30, 2002 and 2001. The effect of outstanding common stock equivalents would be anti-dilutive for the three months ended September 30, 2002 and 2001 and are thus not considered.

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

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
             ------------------------------------------------------
                                   (Continued)

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

         On December, 17, 1999, The Company was named in a lawsuit by Financial Observer West, dba Stockbrokers Society, et al. Management of the Company believes this lawsuit to be without merit and expects all charges to be dropped or dismissed. As of September 30, 2002, it is not possible to estimate any economic impact on the Company as a result of this lawsuit.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
             ------------------------------------------------------
                                   (Continued)

NOTE 3 - DIRECTORS AND EMPLOYEES STOCK OPTION PLAN

         The Company as authorized a stock option and stock award plan whereby the Company can issue stock options to employees at no less than 100% of the fair market value of a share of Common Stock on the date the option is granted or in the case of a more than 10% owner no less than 110% of the fair market value. As of September 30, 2002 no options have been granted.

NOTE 4 - INCOME TAXES

         As of September 30, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $836,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss that can offset future taxable income when there is a substantial change in ownership. The amount of net operating loss available to offset future income will be limited if there is a substantial change in ownership. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

 NOTE 5 - RELATED PARTY TRANSACTIONS

         During 2002 and 2001 the Company borrowed money from a Stockholder to pay administrative expenses. The loan is payable on demand and carries an annual interest rate of 10 percent. As of September 30, 2002, an amount of $104,925 was due including accrued interest.

NOTE 6 - TREASURY STOCK

         On November 17, 2001, a stockholder returned six million shares of common stock to the Company.

NOTE 7 - STOCK DIVIDEND

         On December 14, 2001, the Company declared a 10% stock dividend to shareholders with proof of ownership as of the issue date. The certificate will be restricted for one year from the date of issuance.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended June 30, 2002.

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

Total Revenues - For the three months ended September 30, 2002, the Company had total revenues of approximately $136,000. For the three months ended September 30, 2001, the Company had total sales of approximately $0. This increase in revenues is largely due to the sell-off of the Company's inventory.

Costs and Expenses - For the three months ended September 30, 2002, the Company had a net loss of approximately $138,000. For the three months ended September 30, 2001, the Company had a net loss of approximately $53,000. The net loss is largely attributable to the disposal of assets and additional expenses incurred by startup companies. Given the limited operations which took place in 2001 and 2002, any discussion of operating expenses as a percentage of sales would not be meaningful and might be misleading.

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

Item 3.  Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10- QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary to evaluate whether:

         (i) this Quarterly Report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-QSB, and

         (ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-QSB.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         In addition to ordinary routine litigation incidental to its business operations, which the Company does not believe, in the aggregate, will have a material adverse effect on the Company, or its operations, the Company was engaged in the following lawsuits:

         On December, 17, 1999, The Company was named in a lawsuit by Financial Observer West, dba Stockbrokers Society et al, in the Glendale District Court, Glendale, California. The case is in the discovery stage. Management of the Company believes this lawsuit to be without merit and expects all charges to be dropped or dismissed. As of September 30, 2002, it is not possible to estimate any economic impact on the Company as a result of this law suit.

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

         The Company did not file a report on Form 8-K during the three months ended September 30, 2002.



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                       -----------------------------------
                                  (Registrant)




DATE:       November 19, 2002
     ---------------------------------------------



By:    /S/ Jeffrey Jackson
    ------------------------------------------------------------
       Jeffrey Jackson, President
       (Principal Executive, Financial and Accounting Officer)



I,       Jeffrey Jackson, certify that:

         1. I have reviewed this quarterly report on form 10-QSB of Optimum Source International, Ltd.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

         C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

/s/ Jeffrey Jackson
Jeffrey Jackson
President
(Principal Executive, Financial and Accounting Officer)