Form 10QSB
period 2002-12-31
OPTIMUM SOURCE INTERNATIONAL LTD
filed 2003-02-19
CIK 1056256

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended:                     December 31, 2002

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

                   2417 East Belmont, Fresno, California 93701
                    (Address of principal executive offices)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 7,692,822 as of December 31, 2002

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS



                         INDEPENDENT ACCOUNTANT'S REPORT


Optimum Source International, Ltd.


         We have reviewed the accompanying balance sheets of Optimum Source International, Ltd. as of December 31, 2002 and June 30, 2002, and the related statements of operations for the three and six months ended December 31, 2002 and 2001, and cash flows for the six months ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

                                                    Respectfully submitted



                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
February 18, 2003

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                                  BALANCE SHEET


                                                                                December 31,          June 30,
ASSETS                                                                              2002                2002
                                                                             ------------------  ------------------
Current Assets
  Cash                                                                       $                -  $              280
  Accounts Receivable                                                                     7,970                   -
  Inventory                                                                                   -             192,044
                                                                             ------------------  ------------------

     Total Current Assets                                                                 7,970             192,324
                                                                             ------------------  ------------------

Fixed Assets
  Office Equipment & Furniture                                                           25,378              25,378
  Accumulated Depreciation                                                              (11,421)             (8,883)
                                                                             ------------------  ------------------

     Total Fixed Assets                                                                  13,957              16,495


Other Assets                                                                                  -              60,000
                                                                             ------------------  ------------------

  Total Assets                                                               $           21,927  $          268,819
                                                                             ==================  ==================


                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                                  BALANCE SHEET
                                   (Continued)



                                                                                December 31,          June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                2002                2002
                                                                             ------------------  ------------------
Liabilities
  Accounts Payable                                                           $           13,190  $                -
  Accrued Liabilities                                                                    28,803              24,809
  Loans from Shareholder                                                                 81,622             191,999
                                                                             ------------------  ------------------

     Total Liabilities                                                                  123,615             216,808
                                                                             ------------------  ------------------

Stockholders' Equity
   Preferred Stock,  authorized  5,000,000  shares of $.01 par value, -0- shares issued and outstanding at December 31,
       2002 and June 30, 2002                                                                 -                   -
  Common Stock, authorized 50,000,000 shares of
        $.001 par value, 7,692,822 shares issued and outstanding
        at December 31, 2002, and June 30, 2002                                           7,693               7,693
  Treasury Stock, 6,000,000 shares at December 31, 2002
        and June 30, 2002                                                                 6,000               6,000
  Additional Paid in Capital                                                          1,094,226           1,094,226
  Retained Deficit                                                                   (1,209,607)         (1,055,908)
                                                                             ------------------  ------------------

     Total Stockholders' Equity (Deficit)                                              (101,688)             52,011
                                                                             ------------------  ------------------

     Total Liabilities and Stockholders' Equity                              $           21,927  $          268,819
                                                                             ==================  ==================









                 See accompanying notes and accountants' report.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                             STATEMENT OF OPERATIONS




                                            For the Three Months                    For the Six Months
                                             Ended December 31,                     Ended December 31,
                                    -------------------------------------  -------------------------------------
                                          2002                2001                2002               2001
                                    -----------------  ------------------  ------------------  -----------------
Revenue:
  Sales                             $               -  $                -  $          136,000  $               -
  Cost of Sales                                     -                   -             184,074                  -
                                    -----------------  ------------------  ------------------  -----------------

Gross Margin                                        -                   -             (48,074)                 -

Expenses
  Advertising                                       -                   -                 159                  -
  General and Administrative                   13,531              27,112              41,471             76,535
                                    -----------------  ------------------  ------------------  -----------------

Operating Profit (Loss)                       (13,531)            (27,112)            (89,704)           (76,535)
                                    -----------------  ------------------  ------------------  -----------------

Other Income
  Other Income (Expense)                            -                   -             (60,000)                 -
  Interest Income                                   -                   1                   -                  1
  Interest Expense                             (2,041)             (4,284)             (3,995)            (8,064)
                                    -----------------  ------------------  ------------------  -----------------

     Total Other Income                        (2,041)             (4,283)            (63,995)            (8,063)
                                    -----------------  ------------------  ------------------  -----------------

Income (Loss) Before Taxes                    (15,572)            (31,395)           (153,699)           (84,598)
Income Tax                                          -                   -                   -                  -
                                    -----------------  ------------------  ------------------  -----------------

Net Income (Loss)                   $         (15,572) $          (31,395) $         (153,699) $         (84,598)
                                    =================  ==================  ==================  =================

Weighted Average Shares
  Outstanding                               7,692,822           9,447,950           7,692,822         10,947,950
                                    =================  ==================  ==================  =================

Loss Per Share                      $               -  $                -  $           (0.02)  $          (0.01)
                                    =================  ==================  ==================  =================



                 See accompanying notes and accountants' report.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                             STATEMENT OF CASH FLOWS



                                                                                    For the Six Months
                                                                                    Ended December 31,
                                                                           -------------------------------------
                                                                                  2002               2001
                                                                           ------------------  -----------------

Cash Flows from Operating Activities:
Net cash provided by operating activities                                  $          110,097  $         (71,544)
                                                                           ------------------  -----------------

Cash Flows from Investing Activities:
Net cash provided (used) be investing activities                                            -                  -
                                                                           ------------------  -----------------

Cash Flows From Financing Activities:
Payments on loans from shareholders                                                  (136,000)                 -
Loans from shareholder                                                                 25,623             66,436
                                                                           ------------------  -----------------
Net Cash Provided (used) by Financing  Activities                                    (110,377)            66,436
                                                                           ------------------  -----------------

Net Increase (Decrease) in Cash  and Cash Equivalents                                    (280)            (5,108)
Cash and Cash Equivalents at Beginning of the Period                                      280              6,363
                                                                           ------------------  -----------------
Cash and Cash Equivalents at End of the Period                             $                -  $           1,255
                                                                           ==================  =================

Reconciliation of Net Loss to Cash Used
by Operating Activities
Net income (loss)                                                          $         (153,699) $         (84,598)
Changes in Assets and Liabilities
Decrease (Increase) in inventory                                                      192,044             (1,700)
Decrease (Increase) in accounts receivable                                             (7,970)
Increase (Decrease) in accounts payable                                                13,190              4,152
Increase (Decrease) in accrued expenses                                                 3,994              8,064
Loss on disposal of assets                                                             60,000
Depreciation                                                                            2,538              2,538
                                                                           ------------------  -----------------
Net Cash Provided by Operating Activities                                  $          110,097  $         (71,544)
                                                                           ==================  =================

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Interest                                                                   $                -  $               -
Income Taxes                                                               $                -  $               -



                 See accompanying notes and accountants' report.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Optimum Source International, Ltd. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         The unaudited financial statements as of December 31, 2002 and for the six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                           (Numerator)         (Denominator)

                                                               For the three months ended December 31, 2002
BASIC LOSS PER SHARE
Loss available to common shareholders                   $          (15,572)           7,692,822  $                -
                                                        ==================  ===================  ==================

                                                               For the three months ended December 31, 2001
BASIC LOSS PER SHARE
Loss available to common shareholders                   $          (31,395)           9,447,950  $                -
                                                        ==================  ===================  ==================

                                                                For the six months ended December 31, 2002
BASIC LOSS PER SHARE
Loss available to common shareholders                   $         (153,699)           7,692,822  $           (0.02)
                                                        ==================  ===================  ==================

                                                                For the six months ended December 31, 2001
BASIC LOSS PER SHARE
Loss available to common shareholders                   $          (84,598)          10,947,950  $           (0.01)
                                                        ==================  ===================  ==================

         There are no outstanding common stock equivalents at December 31, 2002 and 2001. The effect of outstanding common stock equivalents would be anti-dilutive for the three and six months ended December 31, 2002 and 2001 and are thus not considered.

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

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

         In addition to ordinary routine litigation incidental to its business operations, which the

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

NOTE 2 - COMMITMENTS AND CONTINGENCIES (Continued)

Company does not believe, in the aggregate, will have a material adverse effect on the Company, or its operations, the Company was engaged in the following lawsuits:

         On December, 17, 1999, The Company was named in a lawsuit by Financial Observer West, dba Stockbrokers Society, et al. Management of the Company believes this lawsuit to be without merit and expects all charges to be dropped or dismissed. As of December 31, 2002, it is not possible to estimate any economic impact on the Company as a result of this lawsuit.

NOTE 3 - DIRECTORS AND EMPLOYEES STOCK OPTION PLAN

         The Company as authorized a stock option and stock award plan whereby the Company can issue stock options to employees at no less than 100% of the fair market value of a share of Common Stock on the date the option is granted or in the case of a more than 10% owner no less than 110% of the fair market value. As of December 31, 2002 no options have been granted.

NOTE 4 - INCOME TAXES

         As of December 31, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $852,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss that can offset future taxable income when there is a substantial change in ownership. The amount of net operating loss available to offset future income will be limited if there is a substantial change in ownership. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

 NOTE 5 - RELATED PARTY TRANSACTIONS

         During 2002 and 2001 the Company borrowed money from a Stockholder to pay administrative expenses. The loan is payable on demand and carries an annual interest rate of 10 percent. As of December 31, 2002, an amount of $110,425 was due including accrued interest.

NOTE 6 - TREASURY STOCK

         On November 17, 2001, a stockholder returned six million shares of common stock to the Company.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

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

Total Revenues - For the three months ended December 31, 2002, the Company had total revenues of approximately $0. For the three months ended December 31, 2001, the Company had total sales of approximately $0.

Costs and Expenses - For the three months ended December 31, 2002, the Company had a net loss of approximately $16,000. For the three months ended December 31, 2001, the Company had a net loss of approximately $31,000. The net loss is largely attributable to the disposal of assets and additional expenses incurred by startup companies. Given the limited operations which took place in 2001 and 2002, any discussion of operating expenses as a percentage of sales would not be meaningful and might be misleading.

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

         On December, 17, 1999, The Company was named in a lawsuit by Financial Observer West, dba Stockbrokers Society et al, in the Glendale District Court, Glendale, California. The case is in the discovery stage. Management of the Company believes this lawsuit to be without merit and expects all charges to be dropped or dismissed. As of December 31, 2002, it is not possible to estimate any economic impact on the Company as a result of this law suit.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

                  The following exhibits are included as part of this report:

Exhibit
Number            Title of Document


99.1 Certification Pursuant to 18 U.S.C. section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to 18 U.S.C. section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



         The Company did not file a report on Form 8-K during the three months ended December 31, 2002.



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                                  (Registrant)




DATE:       February 19, 2003



By:    /S/ Jeffrey Jackson
       Jeffrey Jackson, CEO
       (Principal Executive, Financial and Accounting Officer)

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

Date: February 19, 2003

/s/ Jeffrey Jackson
Jeffrey Jackson
CEO
(Principal Executive, Financial and Accounting Officer)