Form 10QSB
period 2003-03-31
OPTIMUM SOURCE INTERNATIONAL LTD
filed 2003-05-21
CIK 1056256

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2003

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 7,692,822 as of March 31, 2003

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS


                         INDEPENDENT ACCOUNTANT'S REPORT

Optimum Source International, Ltd.

         We have reviewed the accompanying balance sheets of Optimum Source International, Ltd. as of March 31, 2003, and the related statements of operations for the three and nine months ended March 31, 2003 and 2002, and cash flows for the nine months ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Optimum Source International, Ltd. as of June 30, 2002, and the related statements of operations, cash flows, and stockholders' equity for the year then ended (not presented herein); and in our report dated September 24, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2002, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                                    Respectfully submitted



                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
May 15, 2003

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                                  BALANCE SHEET



                                                                                 March 31,            June 30,
ASSETS                                                                              2003                2002
                                                                             ------------------  ------------------
Current Assets
  Cash                                                                       $                -  $              280
  Accounts Receivable                                                                     7,970                   -
  Inventory                                                                                   -             192,044
                                                                             ------------------  ------------------

     Total Current Assets                                                                 7,970             192,324
                                                                             ------------------  ------------------

Fixed Assets
  Office Equipment & Furniture                                                           25,378              25,378
  Accumulated Depreciation                                                              (12,690)             (8,883)
                                                                             ------------------  ------------------

     Total Fixed Assets                                                                  12,688              16,495


Other Assets                                                                                  -              60,000
                                                                             ------------------  ------------------

  Total Assets                                                               $           20,658  $          268,819
                                                                             ==================  ==================

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                                  BALANCE SHEET
                                   (Continued)

                                                                                 March 31,            June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                2003                2002
                                                                             ------------------  ------------------
Liabilities
  Accounts Payable                                                           $           18,035  $                -
  Accrued Liabilities                                                                    30,843              24,809
  Loans from Shareholder                                                                 81,622             191,999
                                                                             ------------------  ------------------

     Total Liabilities                                                                  130,500             216,808
                                                                             ------------------  ------------------

Stockholders' Equity
   Preferred Stock,  authorized  5,000,000  shares of $.01 par value, -0- shares issued and outstanding at March 31,
2003 and June 30, 2002                                                                        -                   -
  Common Stock, authorized 50,000,000 shares of
        $.001 par value, 7,692,822 shares issued and outstanding
        at March 31, 2003, and June 30, 2002                                              7,693               7,693
  Treasury Stock, 6,000,000 shares at March 31, 2003
        and June 30, 2002                                                                 6,000               6,000
  Additional Paid in Capital                                                          1,094,226           1,094,226
  Retained Deficit                                                                   (1,217,761)         (1,055,908)
                                                                             ------------------  ------------------

     Total Stockholders' Equity (Deficit)                                              (109,842)             52,011
                                                                             ------------------  ------------------

     Total Liabilities and Stockholders' Equity                              $           20,658  $          268,819
                                                                             ==================  ==================







                 See accompanying notes and accountants' report.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                             STATEMENT OF OPERATIONS





                                            For the Three Months                    For the Nine Months
                                               Ended March 31,                        Ended March 31,
                                    -------------------------------------  -------------------------------------
                                          2003                2002                2003               2002
                                    -----------------  ------------------  ------------------  -----------------
Revenue:
  Sales                             $               -  $                -  $          136,000  $               -
  Cost of Sales                                     -                   -             184,074                  -
                                    -----------------  ------------------  ------------------  -----------------

Gross Margin                                        -                   -             (48,074)                 -

Expenses
  Advertising                                       -                   -                 159                  -
  General and Administrative                    6,114              22,905              47,586             99,440
                                    -----------------  ------------------  ------------------  -----------------

Operating Profit (Loss)                        (6,114)            (22,905)            (95,819)           (99,440)
                                    -----------------  ------------------  ------------------  -----------------

Other Income
  Other Income (Expense)                            -                   -             (60,000)                 -
  Interest Income                                   -                   1                   -                  2
  Interest Expense                             (2,041)             (4,619)             (6,034)           (12,683)
                                    -----------------  ------------------  ------------------  -----------------

     Total Other Income                        (2,041)             (4,618)            (66,034)           (12,681)
                                    -----------------  ------------------  ------------------  -----------------

Income (Loss) Before Taxes                     (8,155)            (27,523)           (161,853)          (112,121)
Income Tax                                          -                   -                   -                  -
                                    -----------------  ------------------  ------------------  -----------------

Net Income (Loss)                   $          (8,155) $          (27,523) $         (161,853) $        (112,121)
                                    =================  ==================  ==================  =================

Weighted Average Shares
  Outstanding                               7,692,822           6,447,950           7,692,822          9,447,950
                                    =================  ==================  ==================  =================

Loss Per Share                      $               -  $                -  $           (0.02)  $          (0.01)
                                    =================  ==================  ==================  =================


                 See accompanying notes and accountants' report.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                             STATEMENT OF CASH FLOWS


                                                                                    For the Nine Months
                                                                                      Ended March 31,
                                                                           -------------------------------------
                                                                                  2003               2002
                                                                           ------------------  -----------------

Cash Flows from Operating Activities:
Net cash provided by operating activities                                  $          110,097  $         (86,179)
                                                                           ------------------  -----------------

Cash Flows from Investing Activities:
Net cash provided (used) be investing activities                                            -                  -
                                                                           ------------------  -----------------

Cash Flows From Financing Activities:
Payments on loans from shareholders                                                  (136,000)                 -
Loans from shareholder                                                                 25,623             79,816
                                                                           ------------------  -----------------
Net Cash Provided (used) by Financing  Activities                                    (110,377)            79,816
                                                                           ------------------  -----------------

Net Increase (Decrease) in Cash  and Cash Equivalents                                    (280)            (6,363)
Cash and Cash Equivalents at Beginning of the Period                                      280              6,363
                                                                           ------------------  -----------------
Cash and Cash Equivalents at End of the Period                             $                -  $               -
                                                                           ==================  =================

Reconciliation of Net Loss to Cash Used
by Operating Activities
Net income (loss)                                                          $         (161,853) $        (112,121)
Changes in Assets and Liabilities
Decrease (Increase) in inventory                                                      192,044             (1,700)
Decrease (Increase) in accounts receivable                                             (7,970)                 -
Increase (Decrease) in accounts payable                                                18,035              6,077
Increase (Decrease) in accrued expenses                                                 6,034             17,758
Loss on disposal of assets                                                             60,000                  -
Depreciation                                                                            3,807              3,807
                                                                           ------------------  -----------------
Net Cash Provided by Operating Activities                                  $          110,097  $         (86,179)
                                                                           ==================  =================

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Interest                                                                   $                -  $               -
Income Taxes                                                               $                -  $               -


                 See accompanying notes and accountants' report.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Optimum Source International, Ltd. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         The unaudited financial statements as of March 31, 2003 and for the nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

 Reclassification

         Certain reclassifications have been made in the fiscal year 2002 financial statements to conform with the fiscal year 2003 presentation.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                           (Numerator)         (Denominator)

                                                                 For the three months ended March 31, 2003
BASIC LOSS PER SHARE
Loss available to common shareholders                   $           (8,155)           7,692,822  $                -
                                                        ==================  ===================  ==================

                                                                 For the three months ended March 31, 2002
BASIC LOSS PER SHARE
Loss available to common shareholders                   $          (27,523)           6,447,950  $                -
                                                        ==================  ===================  ==================

                                                                 For the nine months ended March 31, 2003
BASIC LOSS PER SHARE
Loss available to common shareholders                   $         (161,853)           7,692,822  $           (0.02)
                                                        ==================  ===================  ==================

                                                                 For the nine months ended March 31, 2002
BASIC LOSS PER SHARE
Loss available to common shareholders                   $         (112,121)           9,447,950  $           (0.01)
                                                        ==================  ===================  ==================

         There are no outstanding common stock equivalents at March 31, 2003 and 2002. The effect of outstanding common stock equivalents would be anti-dilutive for the three and nine months ended March 31, 2003 and 2002 and are thus not considered.

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Continued)

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

Income Recognition

         Revenue and related costs are reflected in the accounts when earned or incurred.

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

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

New Accounting Pronouncements

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The implementation of this new standard is not expected to have a material effect on the Company's financial statements.

         On July 30, 2002, the FASB issued FASB Statement No. 146, Accounting for the Costs Associated with Exit or Disposal Activities. This statement requires companies to recognize costs associated with exit or disposal activities only when liabilities for those costs are incurred rather than at the date of a commitment to an exit or disposal plan. FASB No. 146 also requires companies to initially measure liabilities for exit and disposal activities at their fair values. FASB No. 146 replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and EITF No. 88-10, Costs Associated with Lease Modification or Termination. The provisions of FASB No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting for
Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock- based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement also requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Continued)

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

         On December, 17, 1999, The Company was named in a lawsuit by Financial Observer West, dba Stockbrokers Society, et al. Management of the Company believes this lawsuit to be without merit and expects all charges to be dropped or dismissed. As of March 31, 2003, it is not possible to estimate any economic impact on the Company as a result of this lawsuit.

NOTE 3 - DIRECTORS AND EMPLOYEES STOCK OPTION PLAN

         The Company as authorized a stock option and stock award plan whereby the Company can issue stock options to employees at no less than 100% of the fair market value of a share of Common Stock on the date the option is granted or in the case of a more than 10% owner no less than 110% of the fair market value. As of March 31, 2003 no options have been granted.

NOTE 4 - INCOME TAXES

         As of March 31, 2003, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $860,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss that can offset future taxable income when there is a substantial change in ownership. The amount of net operating loss available to offset future income will be limited if there is a substantial change in ownership. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

 NOTE 5 - RELATED PARTY TRANSACTIONS

         During 2002 and 2001 the Company borrowed money from a Stockholder to pay administrative expenses. The loan is payable on demand and carries an annual interest rate of 10 percent. As of March 31, 2003, an amount of $112,465 was due including accrued interest.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Continued)

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

Total Revenues - For the three months ended March 31, 2003, the Company had total revenues of approximately $0. For the three months ended March 31, 2002, the Company had total sales of approximately $0.

Costs and Expenses - For the three months ended March 31, 2003, the Company had a net loss of approximately $8,000. For the three months ended March 31, 2002, the Company had a net loss of approximately $28,000. The net loss is largely attributable to the disposal of assets and additional expenses incurred by startup companies. Given the limited operations which took place in 2002 and 2003, any discussion of operating expenses as a percentage of sales would not be meaningful and might be misleading.

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

         On December, 17, 1999, The Company was named in a lawsuit by Financial Observer West, dba Stockbrokers Society et al, in the Superior Court of the State of California for the County of Los Angeles. The case is in the discovery stage. Management of the Company believes this lawsuit to be without merit and expects all charges to be dropped or dismissed. As of March 31, 2003, it is not possible to estimate any economic impact on the Company as a result of this law suit.

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

                  The following exhibits are included as part of this report:

Exhibit
Number            Title of Document

99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         The Company did not file a report on Form 8-K during the three months ended March 31, 2003.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                                  (Registrant)




DATE:       May 20, 2003



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

Date: May 20, 2003

/s/ Jeffrey Jackson
Jeffrey Jackson
CEO
(Principal Executive, Financial and Accounting Officer)