Form 10KSB
period 2003-06-30
OPTIMUM SOURCE INTERNATIONAL LTD
filed 2003-12-09
CIK 1056256

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB



(Mark One)
 [  ]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                      For Fiscal Year Ended: June 30, 2003


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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year. $136,000

         As  of  September  26,  2003,   there  were  7,692,885  shares  of  the
Registrant's common stock, par value $0.001, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $3,262,245 computed at the estimated average bid and asked price as of September 26, 2003.

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

         Transitional  Small Business  Disclosure Format (check one): Yes ; NO X

                                TABLE OF CONTENTS

Item Number and Caption                                                                                        Page

PART I

Item 1.           Description of Business.........................................................................4

Item 2.           Description of Property.........................................................................8

Item 3.           Legal Proceedings...............................................................................8

Item 4.           Submission of Matters to a Vote of Security Holders.............................................8


PART II

Item 5.           Market for Common Equity and Related Stockholder Matters........................................8

Item 6.           Management's Discussion and Analysis or Plan of Operations......................................9

Item 7.           Financial Statements...........................................................................11

Item 8.           Changes in and Disagreements With Accountants on Accounting and
                  Financial Disclosure...........................................................................12

PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act..............................................12

Item 10.          Executive Compensation.........................................................................13

Item 11.          Security Ownership of Certain Beneficial Owners and Management.................................13

Item 12.          Certain Relationships and Related Transactions.................................................14

Item 13.          Exhibits and Reports on Form 8-K...............................................................14

Item 14.          Controls and Procedures........................................................................15

                                     PART I


                         ITEM 1 DESCRIPTION OF BUSINESS



General

         The Company was first incorporated in the State of Utah on October 24, 1984 as A.R.M. Chemical Company, Inc. On November 13, 1984, the name of the Corporation was changed to E.R.M. Chemical Company, Inc. From 1984 to 1986, the Company attempted to manufacture, distribute and sell chemical products for the purification of water. This business activity was abandoned. On September 1, 1988 the Company changed its name to M.P.V. On September 7, 1989, the name of the Company was changed to Optimum Source International. The Company completed a plan of reorganization on October 20, 1989 pursuant to which the assets and corresponding liabilities of LomaCycle, Inc. were spun off to the former shareholders of that corporation before it became a wholly-owned subsidiary of M.P.V., Inc. From 1986 to 1990, the Company attempted to acquire interests in various business opportunities, all attempts were abandoned. On June 29, 1990, the domicile of the Company was changed to Nevada and the name of the Company was changed to Optimum Source International, Ltd. The Company was inactive from 1990 to 1992. From 1992 to the present, the Company has been in the barter, exchange, swap and trade business. As of December 1, 2003, the Company was in default with the State of Nevada.

Principal products or services and their markets

         The  Company's   primary  mission  is   Barter/Counter-trade   and  its
proprietary   interactive   services   both  Domestic  and   International   and
encompassing the liquidation & auction industries globally.

         Optimum Source International Ltd., (OSI) is poised with products and services for individuals, entrepreneurs, and companies of all sizes that are desirous of learning or enhancing their bartering, trading and countertrading skills. Products are developed to fully integrate with each other or may be used as stand alone products. All products and services are currently offered on the internet at www.optimumsourceintl.com, and through selected channels of distribution.

         Barter, Exchange, Swap, Trade and Countertrade are rapidly becoming the method of choice for individuals, companies and governments for acquiring what they want or need as it eliminates the constant monetary change. It is an industry that has reached sales of $100 billion dollars plus worldwide and is growing at an incredible annual rate of 20%. The industry though, has lagged in automating. OSI has focused its efforts on providing solutions for bringing traders together worldwide. OSI is a provider of surplus consumer goods through its international suppliers inventories that are owned by OSI and associates are accessible 24 hours a day via OSI's private network. OSI has developed the forum for buyers and sellers to locate one another and conduct business using the latest networking technologies. (The above information is from the National Association of Trade Exchange, the International Reciprocal Trade Association, and the magazine "Barter News", a monthly publication.)

         Current products including:

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

Trademark and Patent Protection

         As a company selling products nationwide and internationally, OSI believes that establishing trade and service marks and copyrights for brand names and associated advertising and labeling materials is important in maintaining company and product identification and integrity. Accordingly, OSI is engaged on a continuing basis in developing brand names and such associated materials for its products, securing trade and service mark protection for such brand names and copyright protection for such associated material, policing its existing marks, and enforcing its legal rights in cases of potential infringement by third parties of its legally protected marks and copyrights. Notwithstanding these safeguards, it is possible for competitors of the Company to imitate its products. Furthermore, others may independently develop products similar or superior to those developed or planned by the Company. While the Company may obtain patents or trademarks with respect to certain of its products, the Company may not have sufficient resources to defend such patents; such patents may not afford all necessary protection and competitors may develop equivalent or superior products which may not infringe such patents. Optimum Source International, Ltd. has been trademarked.

Future Capital Needs and Uncertainty of Additional Funding

         The Company was not in full operation during 2002 and 2003 and thus, the revenues generated are not representative of those that are expected once full operating status has been achieved. Revenues are not yet sufficient to support the Company's operating expenses. However, the Company is cautiously optimistic that operating revenues will be adequate to meet operating expenses during the next year. Since the Company's formation, it has funded its operations and capital expenditures primarily through private placements of debt and equity securities. The Company will be required to seek additional financing in the future. There can be no assurance that such financing will be available at all or available on terms acceptable to the Company.

Government Regulation

         The Company's products currently do not require government approval. The Company is not aware of any existing or probable governmental regulations on the business.

Research and Development Activities

         For the year ended June 30, 2003 there was no money allocated to research and development. Royalty agreements provided that the research and development expenses are to be paid by the royalty holder.

Employees

         As of June 30, 2003 the Company had no full time employees. There are a
total  of  2  contract   employees   engaged  in  the  general   management  and
administration.

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

         On December, 17, 1999, The Company was named in a lawsuit by Financial Observer West, dba Stockbrokers Society, et al. On September 5, 2003, a Notice of Entry of Judgement was filed in the Superior Court of the State of California, for the County of Los Angeles against the Company for $13,296,005. The Company is filing a motion to vacate judgement. The amount of the judgement has been reported on the financial statements as of June 30, 2003.


                        ITEM 4 SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS



         No matters were subject to a vote of security holders during 2003.

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

                                                     High                Low
                 2003:
First Quarter (09/30/02)                         $          1.110    $         0.360
Second Quarter (12/31/02)                        $          1.150    $         0.250
Third Quarter (03/31/03)                         $          0.980    $         0.220
Fourth Quarter (06/30/03)                        $          0.980    $         0.220

                 2002:
First Quarter (09/30/01)                         $            -      $          -
Second Quarter (12/31/01)                        $            -      $          -
Third Quarter (03/31/02)                         $            -      $          -
Fourth Quarter (06/30/02)                        $          0.750    $         0.450

         To the best of management's knowledge, there was no trading of the Company's stock during the first, second and third quarter of 2002.

         The number of shareholders of record of the Company's common stock as of June 30, 2003 was approximately 261.

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

Results of Operations

         From 1984 to 1986, the Company attempted to manufacture, distribute and sell chemical products for the purification of water. This business activity was abandoned. From 1986 to 1990, the Company attempted to acquire interests in various business opportunities, all attempts were abandoned. The Company was inactive from 1990 to 1992. The Company was in the development stage from December 31, 1992 through December 31, 1997. During the six months ended June 30, 2001, the Company was in a transition period, having changed its fiscal year end from December to June. During the year ended June 30, 2003, the Company was not in full operations. Accordingly, comparisons with prior periods are not meaningful.

Total Revenues - For the year ended June 30, 2003, the Company had total trade revenues of $136,000. For the year ended June 30, 2002, the Company had total trade revenues of approximately $8,000.

Costs and Expenses - For the year ended June 30, 2003, the Company had a net loss of approximately $13,500,000. For the year ended June 30, 2002, the Company had a net loss of approximately $218,000. The net loss for the year ended June 30, 2003 is largely attributable to a legal judgement against the Company. Given the limited operations which took place in 2002 and 2003, any discussion of operating expenses as a percentage of sales would not be meaningful and might be misleading.

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


               ITEM 9 DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
                                THE EXCHANGE ACT



Executive Officers and Directors

         The following table sets forth the name, age, and position of each executive officer and director of the Company:

Director's   Name                   Age     Office                              Term of Office

-------------------------------------------------------------------------------------------------------------------

Jeffrey Jackson                     52      President                           June 1, 2002 to Present


Business Experience

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

         On July 13, 2003, Rose Fischer and Daniel Vasil resigned as directors of the Company.

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


                 ITEM 11 SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT



Principal Shareholders

         The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 7,692,885 shares of issued and outstanding Common Stock of the Company as of June 30, 2002 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

                                                                                                    # of
Name and Address                        Nature of                           Shares
of Beneficial Owners                    Ownership                         Owned                   Percent
Directors

The Word, LLC (1)                   Common Stock                        4,700,000                61%
2417 East Belmont St.
Fresno, CA 93701

All Executive Officers              Common Stock                                None              0%
and Directors as a Group
  (3 persons)

(1) Investment Trust Services is the principal beneficial owner of The Word, LLC.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



         James O'Brien, the former President of the Company, provided the Company with the marketing distribution plans, compensation program, commission payout structure, operations, and automated monthly ordering system. Mr. O'Brien has never received any type of consideration.

         During 2002 and 2001 the Company borrowed money from The Word, LLC to pay administrative expenses. The loan is payable on demand and carries an annual interest rate of 10 percent. As of June 30, 2003, an amount of $118,852 was due including accrued interest.


                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K



(a) The following documents are filed as part of this report.

1.       Financial Statements                                                                                  Page

Independent Auditors' Report..................................................................................F - 1

Balance Sheets
  June 30, 2003 and 2002 .....................................................................................F - 2

Statements of Operations for the
  Year Ended June 30, 2003 and 2002...........................................................................F - 4

Statement of Stockholders' Equity for the
  Year Ended June 30, 2003 and 2002 ..........................................................................F - 5

Statements of Cash Flows for the
  Year Ended June 30, 2003 and 2002 ..........................................................................F - 6

Notes to the Financial Statements
  June 30, 2003 and 2002 .....................................................................................F - 8

2.       Financial Statement Schedules

         The following financial statement schedules required by Regulation S-X are included herein.

         All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.       Exhibits

                  The following exhibits are included as part of this report:

Exhibit
Number            Title of Document


3.1     Articles of Incorporation(1)
3.2     By-laws(1)
31      Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32      Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(1) Incorporated by reference.

         1. No reports on Form 8-K were filed.



                        ITEM 14. CONTROLS AND PROCEDURES


         The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this annual report on Form 10- KSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

                  (i) this annual report on Form 10-KSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report on Form 10-KSB, and

                  (ii) the financial statements, and other financial information included in this annual report on Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report on Form 10-KSB.

         There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

                                   SIGNATURES



         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.


Dated: September 26, 2003                       By  /S/     Jeffrey Jackson
                                                --------------------------------
                                                            Jeffrey Jackson,
                                                            President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on September 26, 2003.

Signatures                                       Title

/S/     Jeffrey Jackson
Jeffrey Jackson                                  Director, President
                                                (Principal Executive, Financial
                                                 and Accounting Officer)

                       OPTIMUM SOURCE INTERNATIONAL, LTD.

                                      - : -

                          INDEPENDENT AUDITORS' REPORT

                             JUNE 30, 2003 AND 2002

                                                TABLE OF CONTENTS

Independent Auditors' Report..................................................................................F - 1

Balance Sheets
  June 30, 2003 and 2002 .....................................................................................F - 2

Statements of Operations for the
  Years Ended June 30, 2003 and 2002..........................................................................F - 4

Statement of Stockholders' Equity for the
  Years Ended June 30, 2003 and 2002..........................................................................F - 5

Statements of Cash Flows for the
  Years Ended June 30, 2003 and 2002..........................................................................F - 6

Notes to the Financial Statements
  June 30, 2003 and 2002......................................................................................F - 8

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Optimum Source International, Ltd.

         We have audited the accompanying balance sheets of Optimum Source International, Ltd. as of June 30, 2003 and 2002, and the related statements of operations, stockholders' equity and cash flows for the two years ended June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Optimum Source International, Ltd. as of June 30, 2003 and 2002, and the results of its operations and its cash flows for the two years ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                    Respectfully submitted,



                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
September 26, 2003

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                                 BALANCE SHEETS




                                                                                  June 30,            June 30,
                                                                                    2003                2002
                                                                             ------------------  ------------------
Assets
Current Assets
  Cash                                                                       $                -  $              280
  Accounts Receivable                                                                     7,970                   -
  Inventory                                                                                   -             192,044
  Available-for-Sale Investments                                                              -                   -
                                                                             ------------------  ------------------

     Total Current Assets                                                                 7,970             192,324

Fixed Assets
  Office Equipment & Furniture                                                           25,378              25,378
  Less Accumulated Depreciation                                                         (13,960)             (8,883)
                                                                             ------------------  ------------------

     Total Fixed Assets                                                                  11,418              16,495
                                                                             ------------------  ------------------

Other Assets                                                                                  -              60,000
                                                                             ------------------  ------------------

                                                                             $           19,388  $          268,819
                                                                             ==================  ==================

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                                 BALANCE SHEETS
                                   (Continued)



                                                                                  June 30,            June 30,
                                                                                    2003                2002
                                                                             ------------------  ------------------
Liabilities and Stockholders' Equity
Liabilities
  Accounts Payable                                                           $           17,420  $                -
  Accrued Liabilities                                                                13,296,005                   -
  Accrued Interest                                                                       32,990              24,809
  Loans From Shareholder                                                                 85,861             191,999
                                                                             ------------------  ------------------

     Total Liabilities                                                               13,432,276             216,808
                                                                             ------------------  ------------------

Stockholders' Equity
  Preferred Stock, authorized 5,000,000 shares of
    $.01 par value, -0- shares issued and outstanding at
    June 30, 2003 and 2002                                                                    -                   -
  Common Stock, authorized 50,000,000 shares of
    $.001 par value, issued and outstanding 7,692,885 at
    June 30, 2003 and 7,692,822 at June 30, 2002                                          7,693               7,693
  Treasury Stock, 6,000,000 shares at June 30, 2003
    and 2002                                                                              6,000               6,000
  Additional Paid in Capital                                                          1,094,226           1,094,226
  Accumulated Other Comprehensive Income (Expense)                                            -                   -
  Retained Deficit                                                                  (14,520,807)         (1,055,908)
                                                                             ------------------  ------------------

     Total Stockholders' Equity (Deficit)                                           (13,412,888)             52,011
                                                                             ------------------  ------------------

   Total Liabilities and Stockholders' Equity                                $           19,388  $          268,819
                                                                             ==================  ==================










                    The accompanying notes are an integral part of these financial statements.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                            STATEMENTS OF OPERATIONS



                                                                                    For the Year        For the Year
                                                                                        Ended              Ended
                                                                                      June 30,            June 30,
                                                                                        2003               2,002
                                                                                  -----------------  ------------------

Revenues                                                                          $         136,000  $            8,000
Cost of Revenues                                                                            184,074               3,500
                                                                                  -----------------  ------------------

     Gross Profit                                                                           (48,074)              4,500

Expenses:
  Advertising                                                                                     -              15,000
  General & Administrative                                                               13,348,644             120,041
                                                                                  -----------------  ------------------

     Income (Loss) from Operations                                                      (13,396,718)           (130,541)

Other Income (Expense):
  Gain (Loss) on Sale of
    Marketable Securities                                                                         -             (70,082)
  Gain (Loss) on Disposal of Assets                                                         (60,000)
  Interest Income                                                                                 -                   3
  Interest Expense                                                                           (8,181)            (17,786)
                                                                                  -----------------  ------------------

     Net Other Income (Expense)                                                             (68,181)            (87,865)
                                                                                  -----------------  ------------------

Net Income (Loss) Before Taxes                                                          (13,464,899)           (218,406)

Income Taxes                                                                                      -                   -
                                                                                  -----------------  ------------------

Net Loss                                                                          $     (13,464,899) $         (218,406)
                                                                                  =================  ==================

Net Income (Loss) Per Share                                                       $         (1.75)   $          (0.02)
                                                                                  =================  ==================

Weighted Average shares
 Outstanding                                                                              7,692,885           9,411,592
                                                                                  =================  ==================




                      The accompanying notes are an integral part of these financial statements.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE YEAR ENDED JUNE 30, 2003, AND 2002

                                                                                          Accumulated
                                                                              Additional    Other
                              Preferred Stock      Common Stock     Treasury    Paid-in  Comprehensive           Retained
                               --------------  --------------------
                               Shares  Amount    Shares     Amount    Stock      Capital     Income               Deficit
                               ------  ------  ----------  -------- ---------  ----------  -----------  -----------

Balance June 30, 2001               -  $    -  12,447,950  $ 12,448 $       -  $1,095,471  $  (64,507)  $  (837,502)

November 17, 2001
  Stock returned to company         -       -  (6,000,000)   (6,000)    6,000           -           -             -

December 14, 2001
  Shares issued pursuant to
  10% stock dividend                -       -   1,244,872     1,245         -      (1,245)          -             -

Comprehensive income:
  Net Loss                          -       -           -         -         -           -           -      (218,406)
  Loss on Investment                -       -           -         -         -           -      64,507             -
                               ------  ------  ----------  -------- ---------  ----------  ----------  ------------

Balance June 30, 2002               -       -   7,692,822     7,693     6,000   1,094,226           -    (1,055,908)

Fractional shares issued
   Pursuant to stock dividend       -       -          63         -         -           -           -             -

Comprehensive income:
  Net Loss                          -       -           -         -         -           -           -   (13,464,899)
                               ------  ------  ----------  -------- ---------  ----------  ----------  ------------

Balance June 30, 2003               -  $    -   7,692,885  $  7,693 $   6,000  $1,094,226  $        -  $(14,520,807)
                               ======  ======  ==========  ======== =========  ==========  ==========  =============

                      The accompanying notes are an integral part of these financial statements.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                            STATEMENTS OF CASH FLOWS



                                                                                Year Ended          Year Ended
                                                                                 June 30,            June 30,
                                                                                   2003                2002
                                                                            ------------------  ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)                                                           $      (13,464,899) $         (218,406)
Adjustments used to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                                        5,076               5,076
    Loss on sale of investments                                                         60,000              87,152
Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable                                           (7,970)              9,546
   Decrease (increase) in inventory                                                    192,044              20,800
   Increase in prepaid expense                                                               -                   -
   Increase (decrease) in accounts payable                                              17,420             (15,108)
   Increase (decrease) in accrued expenses                                          13,304,187              17,786
                                                                            ------------------  ------------------
Net Cash Provided (used) by operating Activities                                       105,858             (93,154)
                                                                            ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Other Assets                                                                  -                   -
                                                                            ------------------  ------------------
Net cash provided (used) by investing activities                                             -                   -
                                                                            ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on Short-term Notes Payable                                        (136,000)                  -
Loans from shareholder                                                                  29,862              87,071
                                                                            ------------------  ------------------
Net cash provided (used) by financing activities                                      (106,138)             87,071
                                                                            ------------------  ------------------

Net increase (decrease) in cash and Cash equivalents                                      (280)             (6,083)
Cash and cash equivalents at beginning of year                                             280               6,363
                                                                            ------------------  ------------------
Cash and cash equivalents at end of year                                    $                -  $              280
                                                                            ==================  ==================

Supplemental Disclosure of Cash Flow Information
Interest                                                                    $                -  $                -
Income Taxes                                                                $                -  $                -

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


































         The accompanying notes are an integral part of these financial statements

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $13,500,000 for the year ended June 30, 2003 and losses of approximately $218,000 for the year ended June 30, 2002, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

         The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in developing its products, and market penetration.

         These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a "going concern". While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the "going concern" assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

         If the Company were unable to continue as a "going concern", then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

Organization and History

         The Company was incorporated under the laws of the State of Utah on October 24, 1984. The Company Redomiciled to the State of Nevada on June 29, 1990. From 1984 to 1986, the Company attempted to manufacture, distribute and sell chemical products for the purification of water. This business activity was abandoned. From 1986 to 1990, the Company attempted to acquire interests in various business opportunities, all attempts were abandoned. The Company was inactive from 1990 to 1992. At June 30, 2003, the Company was in default with the State of Nevada.

Nature of Business

         The  Company's   primary  mission  is   Barter/Counter-trade   and  its
proprietary   interactive   services   both  Domestic  and   International   and
encompassing the liquidation & auction industries globally.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002
                                   (Continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

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

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                           (Numerator)         (Denominator)

                                                                     For the year ended June 30, 2003
Basic Loss per Share
Loss available to common shareholders                   $      (13,464,899)           7,692,885  $           (1.75)
                                                        ==================  ===================  ==================

                                                                     For the year ended June 30, 2002
Basic Loss per Share
Loss available to common shareholders                   $         (218,406)           9,411,592  $           (0.02)
                                                        ==================  ===================  ==================

         There are no outstanding common stock equivalents at June 30, 2003 and 2002.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002
                                   (Continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

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

         The Company identifies and records impairment losses on long-lived assets such as property and equipment when events and circumstances indicate that such assets might be impaired. The

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002
                                   (Continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

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

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002
                                   (Continued)

NOTE 3 - COMMITMENTS AND CONTINGENCIES

         The Company has committed to a month to month lease at $500 per month for its corporate headquarters in Fresno, California.

NOTE 4 - DIRECTORS AND EMPLOYEES STOCK OPTION PLAN

         The Company as authorized a stock option and stock award plan whereby the Company can issue stock options to employees at no less than 100% of the fair market value of a share of Common Stock on the date the option is granted or in the case of a more than 10% owner no less than 110% of the fair market value. As of June 30, 2003 no options have been granted.

NOTE 5 - INCOME TAXES

         As of June 30, 2003, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $14,000,000 that may be offset against future taxable income through 2023. Current tax laws limit the amount of loss that can offset future taxable income when there is a substantial change in ownership. The amount of net operating loss available to offset future income will be limited if there is a substantial change in ownership. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

 NOTE 6 - RELATED PARTY TRANSACTIONS

         During 2003 and 2002 the Company borrowed money from a Stockholder to pay administrative expenses. The loan is payable on demand and carries an annual interest rate of 10 percent. As of June 30, 2003, an amount of $118,852 was due including accrued interest.

NOTE 7 - TREASURY STOCK

         On November 17, 2001, a stockholder returned six million shares of common stock to the Company.

NOTE 8 - STOCK DIVIDEND

         On December 14, 2001, the Company declared a 10% stock dividend to shareholders with proof of ownership as of the issue date. The certificate will be restricted for one year from the date of issuance.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002
                                   (Continued)

NOTE 9 - LEGAL

         On December, 17, 1999, The Company was named in a lawsuit by Financial Observer West, dba Stockbrokers Society, et al. On September 5, 2003, a Notice of Entry of Judgement was filed in the Superior Court of the State of California, for the County of Los Angeles against the Company for $13,296,005. The Company is filing a motion to vacate judgement. The amount of the judgement has been reported on the financial statements as of June 30, 2003.