Form 10QSB
period 2003-09-30
OPTIMUM SOURCE INTERNATIONAL LTD
filed 2004-01-08
CIK 1056256

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2003
        -----------------------------------------------------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                        For the transition period from to
            ------------------------------ --------------------------
                         Commission file number 0-23825
            --------------------------------------------------------

                       Optimum Source International, Ltd.
     -----------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

            Nevada                                                86-0674322
---------------------------------                            -------------------
  (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)

                        P.O. Box 175-348, Beirut, Lebanon
                    (Address of principal executive offices)

                                  961-3-286369
                            Issuer's telephone number

                   2417 East Belmont, Fresno, California 93701
     (Former name, former address and former fiscal year, if changed since last report.)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 7,692,885 as of December 1, 2003


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I


Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT

Optimum Source International, Ltd.

         We have reviewed the accompanying balance sheets of Optimum Source International, Ltd. as of September 30, 2003, and the related statements of operations and cash flows for the three months ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Optimum Source International, Ltd. as of June 30, 2003, and the related statements of operations, cash flows, and stockholders' equity for the year then ended (not presented herein); and in our report dated December 1, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2003, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

         Note 1 of the Company's audited financial statements as of June 30, 2003, and for the year then ended discloses that the Company has suffered recurring losses from operations and has no established source of revenue at June 30, 2003. Our auditors' report on those financial statements includes an explanatory paragraph referring to the matter in Note 1 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 1 of the Company's unaudited interim financial statements as of September 30, 2003, and for the three months then ended, the Company has continued to suffer recurring losses from operations and still has no established source of revenue at September 30, 2003. The accompanying interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                    Respectfully submitted



                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
December 8, 2003

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                                  BALANCE SHEET



                                                                               September 30,          June 30,
ASSETS                                                                              2003                2003
------
                                                                             ------------------  ------------------
Current Assets
  Cash                                                                       $                -  $                -
  Accounts Receivable                                                                     7,970               7,970
  Inventory                                                                                   -                   -
                                                                             ------------------  ------------------

     Total Current Assets                                                                 7,970               7,970
                                                                             ------------------  ------------------

Fixed Assets
  Office Equipment & Furniture                                                           25,378              25,378
  Accumulated Depreciation                                                              (15,228)            (13,960)
                                                                             ------------------  ------------------

     Total Fixed Assets                                                                  10,150              11,418
                                                                             ------------------  ------------------

  Total Assets                                                               $           18,120  $           19,388
                                                                             ==================  ==================

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                                  BALANCE SHEET
                                   (Continued)



                                                                               September 30,          June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                2003                2003
------------------------------------
                                                                             ------------------  ------------------
Liabilities
  Accounts Payable                                                           $           17,420  $           17,420
  Accrued Liabilities                                                                13,296,005          13,296,005
  Accrued Interest                                                                      367,537              32,990
  Loans from Shareholder                                                                 85,862              85,861
                                                                             ------------------  ------------------

     Total Liabilities                                                               13,766,824          13,432,276
                                                                             ------------------  ------------------

Stockholders' Equity
   Preferred Stock,  authorized  5,000,000  shares of $.01 par value, -0- shares issued and outstanding at September 30,
        2003 and June 30, 2003                                                                -                   -
  Common Stock, authorized 50,000,000 shares of
        $.001 par value, 7,692,885 shares issued and outstanding
        at September 30, 2003, and June 30, 2003                                          7,693               7,693
  Treasury Stock, 6,000,000 shares at September 30, 2003
        and June 30, 2003                                                                 6,000               6,000
  Additional Paid in Capital                                                          1,094,226           1,094,226
  Retained Deficit                                                                  (14,856,623)        (14,520,807)
                                                                             ------------------  ------------------

     Total Stockholders' Equity (Deficit)                                           (13,748,704)        (13,412,888)
                                                                             ------------------  ------------------

     Total Liabilities and Stockholders' Equity                              $           18,120  $           19,388
                                                                             ==================  ==================










                 See accompanying notes and accountants' report.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                             STATEMENT OF OPERATIONS





                                                                                   For the Three Months
                                                                                    Ended September 30,
                                                                           -------------------------------------
                                                                                  2003               2002
                                                                           ------------------  -----------------
Revenue:
  Sales                                                                    $                -  $         136,000
  Cost of Sales                                                                             -            184,074
                                                                           ------------------  -----------------

Gross Margin                                                                                -            (48,074)

Expenses
  Advertising                                                                               -                159
  General and Administrative                                                            1,269             27,940
                                                                           ------------------  -----------------

Operating Profit (Loss)                                                                (1,269)           (76,173)
                                                                           ------------------  -----------------

Other Income
  Other Income (Expense)                                                                    -            (60,000)
  Interest Expense                                                                   (334,547)            (1,954)
                                                                           ------------------  -----------------

     Total Other Income                                                              (334,547)           (61,954)
                                                                           ------------------  -----------------

Net Income (Loss)                                                          $         (335,816) $        (138,127)
                                                                           ==================  =================

Weighted Average Shares
  Outstanding                                                                       7,692,885          7,692,822
                                                                           ==================  =================

Loss Per Share                                                             $           (0.04)  $          (0.02)
                                                                           ==================  =================







                 See accompanying notes and accountants' report.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                             STATEMENT OF CASH FLOWS


                                                                                   For the Three Months
                                                                                    Ended September 30,
                                                                           -------------------------------------
                                                                                  2003               2002
                                                                           ------------------  -----------------

Cash Flows from Operating Activities:
Net cash provided by operating activities                                  $                -  $         113,950
                                                                           ------------------  -----------------

Cash Flows from Investing Activities:
Net cash provided (used) be investing activities                                            -                  -
                                                                           ------------------  -----------------

Cash Flows From Financing Activities:
Payments on loans from shareholders                                                         -           (136,000)
Loans from shareholder                                                                      -             22,163
                                                                           ------------------  -----------------
Net Cash Provided (used) by Financing  Activities                                           -           (113,837)
                                                                           ------------------  -----------------

Net Increase (Decrease) in Cash  and Cash Equivalents                                       -                113
Cash and Cash Equivalents at Beginning of the Period                                        -                280
                                                                           ------------------  -----------------
Cash and Cash Equivalents at End of the Period                             $                -  $             393
                                                                           ==================  =================

Reconciliation of Net Loss to Cash Used
by Operating Activities
Net income (loss)                                                          $         (335,816) $        (138,127)
Changes in Assets and Liabilities
---------------------------------
Decrease (Increase) in inventory                                                            -            192,044
Decrease (Increase) in accounts receivable                                                  -             (7,970)
Increase (Decrease) in accounts payable                                                     -              4,780
Increase (Decrease) in accrued expenses                                               334,547              1,954
Loss on disposal of assets                                                                  -             60,000
Depreciation                                                                            1,269              1,269
                                                                           ------------------  -----------------
Net Cash Provided by Operating Activities                                  $                -  $         113,950
                                                                           ==================  =================

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Interest                                                                   $                -  $               -
Income Taxes                                                               $                -  $               -


                 See accompanying notes and accountants' report.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         The unaudited financial statements as of September 30, 2003 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Organization and History

         The Company was incorporated under the laws of the State of Utah on October 24, 1984. The Company Redomiciled to the State of Nevada on June 29, 1990. From 1984 to 1986, the Company attempted to manufacture, distribute and sell chemical products for the purification of water. This business activity was abandoned. From 1986 to 1990, the Company attempted to acquire interests in various business opportunities, all attempts were abandoned. The Company was

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Continued)

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN (continued)

inactive from 1990 to 1992. At September 30, 2003, the Company was in default with the State of Nevada.

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

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                           (Numerator)         (Denominator)

                                                               For the three months ended September 30, 2003
Basic Loss per Share
Loss available to common shareholders                   $         (335,816)           7,692,885  $           (0.04)
                                                        ==================  ===================  ==================

                                                               For the three months ended September 30, 2002
Basic Loss per Share
Loss available to common shareholders                   $         (138,127)           7,692,822  $           (0.02)
                                                        ==================  ===================  ==================

         There are no outstanding common stock equivalents at September 30, 2003 and 2002.

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

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Continued)

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

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Continued)

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

NOTE 3 - DIRECTORS AND EMPLOYEES STOCK OPTION PLAN

         The Company as authorized a stock option and stock award plan whereby the Company can issue stock options to employees at no less than 100% of the fair market value of a share of Common Stock on the date the option is granted or in the case of a more than 10% owner no less than 110% of the fair market value. As of September 30, 2003 no options have been granted.

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

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Continued)

 NOTE 5 - RELATED PARTY TRANSACTIONS

         During 2003 and 2002 the Company borrowed money from a Stockholder to pay administrative expenses. The loan is payable on demand and carries an annual interest rate of 10 percent. As of September 30, 2003, an amount of $120,998 was due including accrued interest.

NOTE 6 - LEGAL

         On December, 17, 1999, The Company was named in a lawsuit by Financial Observer West, dba Stockbrokers Society, et al. On September 5, 2003, a Notice of Entry of Judgement was filed in the Superior Court of the State of California, for the County of Los Angeles against the Company for $13,296,005, with interest at 10% per annum. The Company is filing a motion to vacate judgement. The amount of the judgement of $13,296,005 and accrued interest of $332,400 has been reported in the financial statements as of September 30, 2003.



Item 2.  Management's Discussion and Analysis or Plan of Operation.

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended June 30, 2003.

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

Total Revenues - For the three months ended September 30, 2003, the Company had total revenues of approximately $0. For the three months ended September 30, 2002, the Company had total sales of approximately $136,000.

Costs and Expenses - For the three months ended September 30, 2003, the Company had a net loss of approximately $336,00. For the three months ended September 30, 2002, the Company had a net loss of approximately $138,000. The net loss for the three months ended September 30, 2003 is largely attributable to interest expense on legal settlements and shareholder loans. The net loss for the three months ended September 30, 2002 is largely attributable to the disposal of assets and additional expenses incurred by startup companies. Given the limited operations which took place in 2002 and 2003, any discussion of operating expenses as a percentage of sales would not be meaningful and might be misleading.

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

         On December, 17, 1999, The Company was named in a lawsuit by Financial Observer West, dba Stockbrokers Society, et al. On September 5, 2003, a Notice of Entry of Judgement was filed in the Superior Court of the State of California, for the County of Los Angeles against the Company for $13,296,005, with interest at 10% per annum. The Company is filing a motion to vacate judgement. The amount of the judgement of $13,296,005 and accrued interest of $332,400 has been reported in the financial statements as of September 30, 2003.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information

         On October 13, 2003, Jeffrey Jackson resigned as President, Chief Executive Officer and Secretary/Treasurer of the Company.

         On October 13, 2003, Ara Alain Arzoumanian was named Interim President and Secretary.

         On October 13, 2003, the corporate offices were relocated to Beirut, Lebanon.

Item 6.  Exhibits and Reports on Form 8-K



Exhibits

         The following exhibits are included as part of this report:

Exhibit
Number            Title of Document


31       Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.

32       Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.


         The Company did not file a report on Form 8-K during the three months ended September 30, 2003.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                                  (Registrant)




DATE:       January 7, 2004



By:    /S/ Ara Alain Arzoumanian
    ------------------------------------------------------------------
       Ara Alain Arzoumanian, Interim President and Secretary
       (Principal Executive, Financial and Accounting Officer)