Form 10QSB
period 2003-12-31
OPTIMUM SOURCE INTERNATIONAL LTD
filed 2004-02-18
CIK 1056256

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: December 31, 2003
        ----------------------------------------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

     For the transition period from                    to
                                    ------------------    -------------------
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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 7,692,885 as of February 1, 2004


     Transitional Small Business Disclosure Format (check one). Yes ; No X

                                                      PART I


Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT

Optimum Source International, Ltd.

         We have reviewed the accompanying balance sheets of Optimum Source International, Ltd. as of December 31, 2003, and the related statements of operations for the three and six months ended December 31, 2003 and 2002, and cash flows for the six months ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

         Note 1 of the Company's audited financial statements as of June 30, 2003, and for the year then ended discloses that the Company has suffered recurring losses from operations and has no established source of revenue at June 30, 2003. Our auditors' report on those financial statements includes an explanatory paragraph referring to the matter in Note 1 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 1 of the Company's unaudited interim financial statements as of December 31, 2003, and for the three and six months then ended, the Company has continued to suffer recurring losses from operations and still has no established source of revenue at December 31, 2003. The accompanying interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                    Respectfully submitted



                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
February 9, 2004

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                                  BALANCE SHEET


                                                                                December 31,          June 30,
ASSETS                                                                              2003                2003
------
                                                                             ------------------  ------------------
Current Assets
  Cash                                                                       $                -  $                -
  Accounts Receivable                                                                         -               7,970
  Inventory                                                                                   -                   -
                                                                             ------------------  ------------------

     Total Current Assets                                                                     -               7,970
                                                                             ------------------  ------------------

Fixed Assets
  Office Equipment & Furniture                                                                -              25,378
  Accumulated Depreciation                                                                    -             (13,960)
                                                                             ------------------  ------------------

     Total Fixed Assets                                                                       -              11,418
                                                                             ------------------  ------------------

  Total Assets                                                               $                -  $           19,388
                                                                             ==================  ==================

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                                  BALANCE SHEET
                                   (Continued)



                                                                                December 31,          June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                2003                2003
                                                                             ------------------  ------------------
Liabilities
  Accounts Payable                                                           $           20,420  $           17,420
  Accrued Liabilities                                                                13,296,005          13,296,005
  Accrued Interest                                                                      702,158              32,990
  Loans from Shareholder                                                                 88,862              85,861
                                                                             ------------------  ------------------

     Total Liabilities                                                               14,107,445          13,432,276
                                                                             ------------------  ------------------

Stockholders' Equity
   Preferred Stock,  authorized  5,000,000  shares of $.01 par value, -0- shares issued and outstanding at December 31,
       2003 and June 30, 2003                                                                 -                   -
  Common Stock, authorized 50,000,000 shares of
        $.001 par value, 7,692,885 shares issued and outstanding
        at December 31, 2003, and June 30, 2003                                           7,693               7,693
  Treasury Stock, 6,000,000 shares at December 31, 2003
        and June 30, 2003                                                                 6,000               6,000
  Additional Paid in Capital                                                          1,094,226           1,094,226
  Retained Deficit                                                                  (15,215,364)        (14,520,807)
                                                                             ------------------  ------------------

     Total Stockholders' Equity (Deficit)                                           (14,107,445)        (13,412,888)
                                                                             ------------------  ------------------

     Total Liabilities and Stockholders' Equity                              $                -  $           19,388
                                                                             ==================  ==================










                See accompanying notes and accountants' report.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                             STATEMENT OF OPERATIONS





                                            For the Three Months                    For the Six Months
                                             Ended December 31,                     Ended December 31,
                                    -------------------------------------  -------------------------------------
                                          2003                2002                2003               2002
                                    -----------------  ------------------  ------------------  -----------------
Revenue:
  Sales                             $               -  $                -  $                -  $         136,000
  Cost of Sales                                     -                   -                   -            184,074
                                    -----------------  ------------------  ------------------  -----------------

Gross Margin                                        -                   -                   -            (48,074)

Expenses
  Advertising                                       -                   -                   -                159
  General and Administrative                    6,000              13,531               7,269             41,471
                                    -----------------  ------------------  ------------------  -----------------

Operating Profit (Loss)                        (6,000)            (13,531)             (7,269)           (89,704)
                                    -----------------  ------------------  ------------------  -----------------

Other Income
  Loss on Disposal of Assets                  (18,120)                  -             (18,120)           (60,000)
  Interest Expense                           (334,621)             (2,041)           (669,168)            (3,995)
                                    -----------------  ------------------  ------------------  -----------------

     Total Other Income                      (352,741)             (2,041)           (687,288)           (63,995)
                                    -----------------  ------------------  ------------------  -----------------

Net Income (Loss)                   $        (358,741) $          (15,572) $         (694,557) $        (153,699)
                                    =================  ==================  ==================  =================

Weighted Average Shares
  Outstanding                               7,692,885           7,692,822           7,692,885          7,692,822
                                    =================  ==================  ==================  =================

Loss Per Share                      $          (0.05)  $                -  $           (0.09)  $          (0.02)
                                    =================  ==================  ==================  =================





                See accompanying notes and accountants' report.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                             STATEMENT OF CASH FLOWS


                                                                                    For the Six Months
                                                                                    Ended December 31,
                                                                           -------------------------------------
                                                                                  2003               2002
                                                                           ------------------  -----------------

Cash Flows from Operating Activities:
Net cash provided (used) by operating activities                           $           (3,000) $         110,097
                                                                           ------------------  -----------------

Cash Flows from Investing Activities:
Net cash provided (used) be investing activities                                            -                  -
                                                                           ------------------  -----------------

Cash Flows From Financing Activities:
Payments on loans from shareholders                                                         -           (136,000)
Loans from shareholder                                                                  3,000             25,623
                                                                           ------------------  -----------------
Net Cash Provided (used) by Financing  Activities                                       3,000           (110,377)
                                                                           ------------------  -----------------

Net Increase (Decrease) in Cash  and Cash Equivalents                                       -               (280)
Cash and Cash Equivalents at Beginning of the Period                                        -                280
                                                                           ------------------  -----------------
Cash and Cash Equivalents at End of the Period                             $                -  $               -
                                                                           ==================  =================

Reconciliation of Net Loss to Cash Used
by Operating Activities
Net income (loss)                                                          $         (694,557) $        (153,699)
Changes in Assets and Liabilities
---------------------------------
Decrease (Increase) in inventory                                                            -            192,044
Decrease (Increase) in accounts receivable                                                  -             (7,970)
Increase (Decrease) in accounts payable                                                 3,000             13,190
Increase (Decrease) in accrued expenses                                               669,168              3,994
Loss on disposal of assets                                                             18,120             60,000
Depreciation                                                                            1,269              2,538
                                                                           ------------------  -----------------
Net Cash Provided (Used) by Operating Activities                           $           (3,000) $         110,097
                                                                           ==================  =================

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Interest                                                                   $                -  $               -
Income Taxes                                                               $                -  $               -


                See accompanying notes and accountants' report.

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         The unaudited financial statements as of December 31, 2003 and for the three and six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Organization and History

         The Company was incorporated under the laws of the State of Utah on October 24, 1984. The Company Redomiciled to the State of Nevada on June 29, 1990. From 1984 to 1986, the Company attempted to manufacture, distribute and sell chemical products for the purification of water. This business activity was abandoned. From 1986 to 1990, the Company attempted to acquire interests in various business opportunities, all attempts were abandoned. The Company was

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                   (Continued)

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN (continued)

inactive from 1990 to 1992. At December 31, 2003, the Company was in default with the State of Nevada.

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

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                   (Continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                           (Numerator)         (Denominator)

                                                               For the three months ended December 31, 2003
Basic Loss per Share
Loss available to common shareholders                   $         (358,741)           7,692,885  $           (0.05)
                                                        ==================  ===================  ==================

                                                               For the three months ended December 31, 2002
Basic Loss per Share
Loss available to common shareholders                   $          (15,572)           7,692,822  $                -
                                                        ==================  ===================  ==================

                                                                For the six months ended December 31, 2003
Basic Loss per Share
Loss available to common shareholders                   $         (694,557)           7,692,885  $           (0.09)
                                                        ==================  ===================  ==================

                                                                For the six months ended December 31, 2002
Basic Loss per Share
Loss available to common shareholders                   $         (153,699)           7,692,822  $           (0.02)
                                                        ==================  ===================  ==================

         There are no outstanding common stock equivalents at December 31, 2003 and 2002.

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

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                   (Continued)

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

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                   (Continued)

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

NOTE 3 - DIRECTORS AND EMPLOYEES STOCK OPTION PLAN

         The Company has authorized a stock option and stock award plan whereby the Company can issue stock options to employees at no less than 100% of the fair market value of a share of Common Stock on the date the option is granted or in the case of a more than 10% owner no less than 110% of the fair market value. As of December 31, 2003 no options have been granted.

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

                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                   (Continued)

 NOTE 5 - RELATED PARTY TRANSACTIONS

         During 2003 and 2002 the Company borrowed money from a Stockholder to pay administrative expenses. The loan is payable on demand and carries an annual interest rate of 10 percent. As of December 31, 2003, an amount of $126,219 was due including accrued interest.

NOTE 6 - LEGAL

         On December, 17, 1999, The Company was named in a lawsuit by Financial Observer West, dba Stockbrokers Society, et al. On September 5, 2003, a Notice of Entry of Judgement was filed in the Superior Court of the State of California, for the County of Los Angeles against the Company for $13,296,005, with interest at 10% per annum. The Company is filing a motion to vacate judgement. The amount of the judgement of $13,296,005 and accrued interest of $664,800 has been reported in the financial statements as of December 31, 2003.

NOTE 7 - ABANDONMENT OF ASSETS

         During the three months ended December 31, 2003, the Company abandoned its remaining fixed assets resulting in a loss of $10,150. The Company also wrote-off bad debts of $7,970 during the same period. These losses have been recorded in the financial statements for the three and six months ended December 31, 2003 as a net loss on disposal of assets.


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

Total Revenues - For the three months ended December 31, 2003, the Company had total revenues of approximately $0. For the three months ended December 31, 2002, the Company had total sales of approximately $136,000.

Costs and Expenses - For the three months ended December 31, 2003, the Company had a net loss of approximately $358,000. For the three months ended December 31, 2002, the Company had a net loss of approximately $16,000. The net loss for the three months ended December 31, 2003 is largely attributable to interest expense on legal settlements and shareholder loans, and a loss on disposal of assets. The net loss for the three months ended December 31, 2002 is largely attributable to general and administrative expenses incurred by startup companies. Given the limited operations which took place in 2002 and 2003, any discussion of operating expenses as a percentage of sales would not be meaningful and might be misleading.

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

         On December, 17, 1999, The Company was named in a lawsuit by Financial Observer West, dba Stockbrokers Society, et al. On September 5, 2003, a Notice of Entry of Judgement was filed in the Superior Court of the State of California, for the County of Los Angeles against the Company for $13,296,005, with interest at 10% per annum. The Company is filing a motion to vacate judgement. The amount of the judgement of $13,296,005 and accrued interest of $664,800 has been reported in the financial statements as of December 31, 2003.

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

                  The following exhibits are included as part of this report:

Exhibit
Number            Title of Document


31   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         The Company did not file a report on Form 8-K during the three months ended December 31, 2003.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                       OPTIMUM SOURCE INTERNATIONAL, LTD.
                                  (Registrant)




DATE:       February 13, 2004



By:    /S/ Ara Alain Arzoumanian
    ------------------------------------------------------------------
       Ara Alain Arzoumanian, Interim President and Secretary
       (Principal Executive, Financial and Accounting Officer)